Form 10-K
period 2025-12-31
CINCINNATI FINANCIAL CORP
filed 2026-02-23
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025.

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

Cincinnati Financial Corporation - 2025 10-K - Page 1

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $148.92 per share as reported on Nasdaq Global Select Market on June 30, 2025, was $22,846,561,651.

As of February 17, 2026, there were 155,617,576 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 2, 2026, are incorporated by reference into Part III of this Form 10-K.
Cincinnati Financial Corporation - 2025 10-K - Page 2

2025 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2025 10-K - Page 3

Cincinnati Financial Corporation - 2025 10-K - Page 4

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

Cincinnati Financial Corporation - 2025 10-K - Page 5

Our Business and Our Strategy
Introduction
The Cincinnati Insurance Company was founded by four independent insurance agents and 2025 marked 75 years in business. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:
•providing insurance market stability through financial strength
•producing competitive, up-to-date products and services
•developing associates committed to superior service

At year-end 2025, a select group of independent agencies in 46 states actively marketed our property casualty insurance within their communities. Standard market and excess and surplus lines commercial policies were marketed in 44 of those states, with commercial E&S policies also available in California. Personal lines policies were marketed in 45 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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
Cincinnati Financial Corporation - 2025 10-K - Page 6

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

Agency Data	Years ended December 31,
	2025	2024
Property casualty agency relationships, January 1	2,175	2,080
New appointments that market all or most of The Cincinnati Insurance Companies' products	349	202
New appointments that market only personal lines insurance products for Cincinnati Insurance	71	102
Changes due to consolidation and other	(303)	(209)
Property casualty agency relationships, December 31	2,292	2,175

Property casualty reporting locations	3,702	3,355

New relationship appointments	266	212

Active states	46	46

Cincinnati Financial Corporation - 2025 10-K - Page 7

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

On average, we have a 4.2% share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2024 data from agency surveys. Our share is 7.4% in reporting agency locations that have represented us for more than 10 years; 3.2% in agencies that have represented us for six to 10 years; 1.5% in agencies that have represented us for two to five years; and 0.4% in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.5% of our total property casualty earned premiums in 2025. No aggregate locations under a single ownership structure accounted for more than 8% of our earned premiums in 2025.

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
•Our $18.123 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 25% at December 31, 2025. No corporate bond exposure accounted for more than 0.6% of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.1%.
•The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $12.694 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2025, no single security accounted for more than 7.8% of our portfolio of publicly traded common stocks, and no single sector accounted for more than 36%.
Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2025, we held $5.602 billion of our cash and invested assets at the parent-company level, of which $5.123 billion, or 91.4%, was invested in common stocks, and $205 million, or 3.7%, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 4.9% at year-end 2025. Long-term debt at year-end 2025 totaled $790 million, matching year-end 2024, and our short-term debt was $25 million, matching the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Long-Term Debt of Management’s Discussion and Analysis.

Cincinnati Financial Corporation - 2025 10-K - Page 8

At year-end 2025 and 2024, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.
•We ended 2025 with a 1.0-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2025, based on industry data reported through the first nine months of 2025. On a statutory consolidated property casualty insurance basis, our ratio of investments in common stock, at fair value, to statutory capital and surplus was 74.0% at year-end 2025 compared with 72.3% at year-end 2024.
•We ended 2025 with a 17.6% ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth. Our life insurance subsidiary’s RBC at year-end 2025 was 9.7 times the authorized control level RBC.

(Dollars in millions) Statutory Information	At December 31,
	2025	2024
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$9,749	$8,603
Risk-based capital	9,796	8,647
Authorized control level risk-based capital	1,761	1,527

Risk-based capital to authorized control level risk-based capital ratio	5.6	5.7
Written premium to surplus ratio	1.0	1.0

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

At February 20, 2026, our insurance subsidiaries continued to be highly rated.

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

On October 2, 2025, Moody's affirmed its ratings, continuing its stable outlook. On September 3, 2025, Fitch upgraded its ratings to AA- from A+, revising its outlook to stable from positive. On February 13, 2025, A.M. Best affirmed its ratings, continuing its stable outlook. On June 4, 2024, S&P affirmed its ratings, continuing its stable outlook.

Cincinnati Financial Corporation - 2025 10-K - Page 9

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

In our 10 highest volume states for consolidated property casualty premiums, 1,717 reporting agency locations wrote 50.2% of our 2025 consolidated property casualty earned premium volume compared with 1,568 locations and 50.1% in 2024. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume, excluding Cincinnati Re and Cincinnati Global, are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2025
Ohio	$1,233	12.8%	287	$4.3
Illinois	560	5.8	212	2.6
New York	526	5.4	227	2.3
North Carolina	445	4.6	152	2.9
Indiana	378	3.9	158	2.4
Pennsylvania	369	3.8	196	1.9
Missouri	363	3.8	93	3.9
Georgia	355	3.7	134	2.6
Texas	320	3.3	129	2.5
Virginia	296	3.1	129	2.3

Field Focus Emphasizing Service
We rely on our force of 2,195 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates typically travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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
Cincinnati Financial Corporation - 2025 10-K - Page 10

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 940 locally based field claims associates, often referred to as field claims representatives, work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives and Express Claims Center associates deliver. For field claims representatives handling excess and surplus lines claims, guidance is provided by headquarters-based excess and surplus lines claims managers. Claims may be reported directly to us by calling our claims call center, online via our company website or through the MyCincinnatiSM app using a mobile device.

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

Our 48 associates working in the Special Investigations Unit (SIU) include former law enforcement and claims professionals whose qualifications make them well suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also contains a data analytics group and a computer forensics lab that support field investigation efforts in various ways including assistance with link analysis, video evidence and data recovery.

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
Cincinnati Financial Corporation - 2025 10-K - Page 11

Human Capital
At the end of 2025, we employed 5,705 associates, including 3,400 headquarters associates who provide support to 2,195 field associates and 110 associates at Cincinnati Global. The associate voluntary turnover rate was 5% in 2025, 4% in 2024 and 6% in 2023.

We believe our compensation, training, technology, culture and career development opportunities help to attract and retain talented associates, which is critical to our strategy that emphasizes superior service to agencies and their clients, as described in this report. Our goal is to hire job candidates with promise, matching their strengths to positions within the company and providing resources to help them meet professional and personal goals. We are committed to providing equal opportunity for all associates, encouraging a work environment free from unlawful discrimination and harassment.

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

We strive to offer equal pay for equal work and use independent consultants to conduct gender and ethnic minority pay equity studies examining total direct compensation, which consists of base salary, cash bonus and equity awards. Using a multivariate regression analysis, the independent studies last completed in 2024 showed that we administer pay fairly and equitably because the factors used to make compensation decisions, such as role, salary grade, tenure and performance do in fact drive compensation awarded to each associate. More information is published in our Sustainability Report available on the Sustainability page of our website, investors.cinfin.com/sustainability, which is not incorporated by reference in this Annual Report on Form 10-K.

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

Cincinnati Financial Corporation - 2025 10-K - Page 12

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

The table below shows net written premiums by segment and business line at year-end 2025, 2024 and 2023. We discuss our insurance segments in their respective sections later in this report.

(Dollars in millions)	2025	2024	2023	Percent of total 2025
Segment:
Commercial lines insurance	$4,998	$4,690	$4,336	47.9%
Personal lines insurance	3,430	2,999	2,302	32.8
Excess and surplus lines insurance	729	654	570	7.0
Life insurance	360	362	364	3.4
Other	925	900	838	8.9
Total net written premiums	$10,442	$9,605	$8,410	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,638	$1,557	$1,475	15.7%
Commercial property	1,655	1,526	1,332	15.9
Commercial auto	1,037	953	878	9.9
Workers' compensation	244	244	260	2.3
Other commercial	424	410	391	4.1
Total commercial lines insurance	4,998	4,690	4,336	47.9

Personal lines insurance:
Personal auto	1,212	1,065	809	11.6
Homeowner	1,816	1,572	1,188	17.4
Other personal	402	362	305	3.8
Total personal lines insurance	3,430	2,999	2,302	32.8

Excess and surplus lines insurance	729	654	570	7.0

Life insurance:
Term life insurance	245	241	234	2.3
Whole life insurance	54	53	52	0.5
Universal life and other	61	68	78	0.6
Subtotal	360	362	364	3.4

Other:
Cincinnati Re	591	597	558	5.7
Cincinnati Global	334	303	280	3.2
Total net written premiums	$10,442	$9,605	$8,410	100.0%

Cincinnati Financial Corporation - 2025 10-K - Page 13

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

Cincinnati Financial Corporation - 2025 10-K - Page 14

Commercial Lines Insurance Segment
In 2025, the commercial lines insurance segment contributed net earned premiums of $4.863 billion, representing 38.5% of consolidated total revenues. This segment reported profit before income taxes of $439 million. Commercial lines net earned premiums rose 8% in 2025 and 5% in 2024.

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
•Other commercial lines – This includes several other types of insurance products for businesses, including:
◦Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 110 bank or savings and loan financial institutions, with none having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees. Management liability coverage can also include cyber insurance as an affirmative coverage option on various insurance policies. We cede all of the related cyber insurance premiums to a reinsurer, therefore transferring substantially all of that risk. Ceded premiums for 2025 included $54 million for cyber insurance.
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

Cincinnati Financial Corporation - 2025 10-K - Page 15

In 2025, our 10 highest volume commercial lines states generated 57.2% of our earned premiums compared with 57.0% in 2024. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,573 in 2025 from 1,423 in 2024.

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2025
Ohio	$699	14.4%	275	$2.5
Illinois	290	6.0	191	1.5
North Carolina	282	5.8	143	2.0
Pennsylvania	257	5.3	173	1.5
Indiana	242	5.0	153	1.6
New York	241	5.0	196	1.2
Virginia	212	4.4	120	1.8
Missouri	195	4.0	79	2.5
Tennessee	188	3.9	96	2.0
Michigan	167	3.4	147	1.1

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 70% of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately 10% of our 2025 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately 40% of our 2025 commercial lines premium volume. Our average commercial lines policy size is approximately $19,000 in annual premiums.

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
Cincinnati Financial Corporation - 2025 10-K - Page 16

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75% of 2025 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75% includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2025, we estimated that 39% of our general liability premiums, and 38% of our workers’ compensation premiums came from the construction industry based on North American Industry Classification System (NAICS) codes.

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $3.199 billion to 2025 consolidated total revenues, or 25.3% of the total, and reported a loss before income taxes of $111 million. Personal lines net earned premiums rose 22% in 2025 and 28% in 2024.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2025, for example, approximately 86% of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:
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

At year-end 2025, we marketed personal lines insurance products through 2,674, or approximately 72%, of our 3,702 agency reporting locations. The 2,674 personal lines agency locations were in 45 of the 46 states in which we offered property casualty insurance. Those agencies produced approximately 1.3 million personal lines policies in force for us, representing approximately 550,000 policyholders.

Our personal lines insurance segment markets through independent agencies to provide products and services offered to their clients throughout the wealth spectrum, including high net worth personal lines clients. We refer to our high net worth products and services as Cincinnati Private ClientSM, representing approximately 60% of our personal lines insurance premiums. Private client is a term used in the financial services industry to describe people
Cincinnati Financial Corporation - 2025 10-K - Page 17

who have complex needs based on their affluence, investments and belongings. It allows agencies and their customers to easily recognize that we stand ready to serve this client segment.

In 2025, our 10 highest volume personal lines states generated 59.2% of our earned premiums compared with 61.7% in 2024. In 2015, our 10 highest volume personal lines states generated 78.5% of our earned premiums. The reduction in that percentage indicates progress over time toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,164 in 2025 from 1,130 in 2024.

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2025
Ohio	$497	15.5%	263	$1.9
New York	224	7.0	123	1.8
Illinois	213	6.7	153	1.4
Georgia	163	5.1	102	1.6
California	159	5.0	76	2.1
Texas	151	4.7	70	2.2
Missouri	145	4.5	74	2.0
North Carolina	127	4.0	123	1.0
Indiana	107	3.4	130	0.8
Connecticut	105	3.3	50	2.1

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

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $698 million to 2025 consolidated total revenues, or 5.5% of the total, and reported profit before income taxes of $85 million. Excess and surplus lines net earned premium increased 13% in both 2025 and 2024.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $10,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 89% of our 2025 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 11% provided commercial property coverages. Those coverages are described below.
•Commercial casualty – Covers businesses for third-party liability from accidents occurring on their premises or arising out of their operations, including injuries sustained from products. Other coverages available include miscellaneous errors and omissions, professional liability, management liability and excess liability. Typical businesses covered include contractors, manufacturers, real estate owners and managers, retail, consultants, and bars or taverns. Policies covering liability at special events are also available.
•Commercial property – Insures buildings, inventory, equipment and business income from loss or damage due to causes such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess
Cincinnati Financial Corporation - 2025 10-K - Page 18

and surplus lines policies include temporarily vacant buildings, habitational, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2025, we marketed excess and surplus lines insurance products in each of the 44 states in which we offer standard market commercial lines insurance and also in California. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2025, our 10 highest volume excess and surplus lines states generated 53.4% of our earned premiums, compared with 53.9% in 2024.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2025
New York	$60	8.6%
Illinois	57	8.1
Texas	39	5.6
Ohio	38	5.4
North Carolina	35	5.1
Michigan	35	5.0
Indiana	29	4.1
Pennsylvania	28	4.1
Georgia	26	3.7
Tennessee	25	3.7

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

Life Insurance Segment
The life insurance segment contributed $330 million of net earned premiums, representing 2.6% of 2025 consolidated total revenues, and reported a gain before income taxes of $65 million. Life insurance net earned premiums increased 3% in both 2025 and 2024.

Cincinnati Financial Corporation - 2025 10-K - Page 19

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

Life Insurance Distribution
Cincinnati Life is licensed in 49 states and the District of Columbia. At year-end 2025, approximately 84% of our 2,292 property casualty agency relationships offered Cincinnati Life products to their clients. We also develop life business from approximately 489 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Cincinnati Financial Corporation - 2025 10-K - Page 20

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
Because of our strong capital position, we can offer a competitive product portfolio, including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best, A+ (Superior); Fitch, AA- (Very Strong); and S&P, A+ (Strong). Our life insurance company has chosen not to establish a Moody’s rating.

In 2025, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are shown in the table below.

(Dollars in millions)	Premiums	% of total
Year ended December 31, 2025
Ohio	$60	14.8%
Pennsylvania	27	6.8
Illinois	24	5.9
Georgia	24	5.8
Indiana	22	5.4

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

Cincinnati Financial Corporation - 2025 10-K - Page 21

The fair value of our investment portfolio was $30.965 billion and $27.665 billion at year-end 2025 and 2024, respectively, as shown in the table below. The overall portfolio increased in fair value, including net purchases of securities in addition to an increase in its net investment gain position. The net investment gain position at year-end 2025, compared with year-end 2024, included a net increase for our equity security portfolio, reflecting a general increase in equity market valuations. It also included a smaller net unrealized loss position in our fixed-maturity investments primarily due to a decrease in U.S. Treasury yields and a slight tightening of corporate credit spreads.

(Dollars in millions)	At December 31, 2025				At December 31, 2024
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$14,134	62.5%	$14,010	45.2%	$12,668	60.4%	$12,243	44.2%
Tax-exempt fixed maturities	4,170	18.4	4,113	13.3	4,067	19.4	3,939	14.2
Common equities	3,792	16.8	12,373	40.0	3,568	17.0	10,836	39.2
Nonredeemable preferred equities	363	1.6	321	1.0	385	1.8	349	1.3
Short-term investments	148	0.7	148	0.5	298	1.4	298	1.1
Total	$22,607	100.0%	$30,965	100.0%	$20,986	100.0%	$27,665	100.0%

The cash we generate from insurance operations has been invested in three broad categories of investments:
•Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2025, the combined effect of purchases of securities and a net decrease in unrealized losses offset dispositions of fixed-maturity securities in our portfolio. During 2024, a net decrease in unrealized losses, combined with purchases, offset dispositions.
•Equity investments – Includes common and nonredeemable preferred stocks. During 2025, the combined effect of a net increase in fair value and purchases of equity securities in our portfolio offset sales. During 2024, a net increase in fair value and purchases offset sales.
•Short-term investments – Primarily commercial paper.

In addition to securities held in our investment portfolio at year-end 2025, other invested assets included $641 million of private equity investments, $123 million of real estate through direct property ownership and development projects in the U.S., $38 million of life policy loans and $16 million held on deposit at Lloyd's.

Our investment portfolio is further described below. Additional information about the composition and valuation of investments is included in Item 8, Notes 2 and 3 of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, investors.cinfin.com, each quarter when we report our quarterly financial results.

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

At December 31, 2025, our investment-grade fixed-maturity securities represented 97.5% of the portfolio based on ratings provided by nationally recognized statistical ratings organizations or the Securities’ Valuation Office of the National Association of Insurance Commissioners (NAIC). Nationally recognized statistical ratings organizations include Moody’s, S&P, Fitch or Kroll Bond Rating Agency.

Cincinnati Financial Corporation - 2025 10-K - Page 22

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2025		2024
Weighted average yield-to-amortized cost	5.11%		5.06%
Weighted average maturity	10.9	yrs	10.2	yrs
Effective duration	5.6	yrs	5.0	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2025	2024
Investment-grade corporate	$9,505	$8,070
Government-sponsored enterprises	2,359	2,274
States, municipalities and political subdivisions	806	782
Asset-backed	797	551
United States government	313	226
Noninvestment-grade corporate	206	310
Foreign government	24	30
Total	$14,010	$12,243

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 0.8% of the taxable fixed-maturity portfolio at year-end 2025. Investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by S&P at year-end 2025. Our taxable fixed-maturity portfolio included $797 million of asset-backed securities with an average rating of Aa2/AA at year-end 2025.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment-grade corporate bond asset class. Within that asset class, we have a weighting of 28.8% for the financial sector, lower than the 35.9% weighting for the financial sectors of the BofA U.S. Corporate Index.

At December 31, 2025, we had $4.113 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The portfolio is well diversified among approximately 2,000 municipal bond issuers. No single municipal issuer accounted for more than 0.5% of the tax-exempt fixed-maturity portfolio at year-end 2025.

Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At year-end 2025, we had $148 million of short-term investments compared with $298 million at year-end 2024.

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

Cincinnati Financial Corporation - 2025 10-K - Page 23

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at year-end 2025 consisted of a net gain position in our equity portfolio of $8.539 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities.

At year-end 2025, Apple Inc. (Nasdaq:AAPL) was our largest single common stock investment, comprising 7.7% of our publicly traded common stock portfolio and 3.1% of the entire investment portfolio. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM) and Lam Research Corporation (Nasdaq:LRCX), which had a combined fair value of $3.718 billion or 30.1% of our publicly traded common stock portfolio. The parent company held 41.4% of our common stock holdings (measured by fair value). The distribution of the portfolio among sectors is shown in the table below.

Common Stock Portfolio Sector Distribution

	Percent of common stock portfolio
	At December 31, 2025		At December 31, 2024
	Cincinnati Financial	S&P 500 Weightings	Cincinnati Financial	S&P 500 Weightings
Sector:
Information technology	35.4%	34.4%	32.6%	32.5%
Industrials	14.4	8.2	14.3	8.2
Financial	13.0	13.4	12.4	13.6
Healthcare	10.0	9.6	10.8	10.1
Consumer discretionary	7.3	10.4	7.6	11.2
Consumer staples	6.5	4.7	6.9	5.5
Energy	4.2	2.8	4.2	3.2
Materials	3.3	1.8	4.7	1.9
Utilities	3.0	2.3	3.1	2.3
Real estate	1.9	1.8	2.1	2.1
Telecomm services	1.0	10.6	1.3	9.4
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. During 2025, we purchased $20 million of nonredeemable preferred stocks. We did not purchase any nonredeemable preferred stocks during 2024.
Cincinnati Financial Corporation - 2025 10-K - Page 24

Other
What we report as Other includes the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. At year-end 2025, this subsidiary had $146 million in receivables related to its commercial leasing and financing services, compared with $120 million in receivables at year-end 2024.

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

Net written premiums for Cincinnati Re totaled $591 million in 2025, compared with $597 million in 2024. Approximately 34% of 2025 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 50% was for casualty exposures from various liability risks. The remainder of approximately 16% was a combination of what we consider to be more specialized coverages that include, but are not limited to, credit risk transfer related to residential mortgages, marine and energy risks and cyber risks.

Also reported as Other are the results of Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318. We provide capability for appointed independent agencies to offer their clients insurance solutions in the Lloyd’s market through our insurance brokerage, CSU Producer Resources. Cincinnati Global and CSU Producer Resources partner by offering a variety of products through a binder authority agreement, enhancing our ability to serve more of our agent’s clients and bring quality business to Cincinnati Global.

Net written premiums for Cincinnati Global totaled $334 million in 2025, compared with $303 million in 2024. We continued to diversify its premiums to reduce underwriting profit volatility effects of property insurance. A significant portion of the 2025 premiums were for U.S. and international property exposures that include risk of loss from natural catastrophes, including approximately 33% classified as direct and facultative and 15% as binder, where binding authority has been granted to various coverholders. The coverholders are mostly in the U.S., and we believe they have the ability to successfully underwrite and manage risks. The remainder, approximately 52%, was for other classes of business that include trade credit, terrorism, political violence, consortia, specie coverage for high-value portable property and contingency insurance with coverage for film and entertainment risks or event cancellation.
Cincinnati Financial Corporation - 2025 10-K - Page 25

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
The domestic insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our lead insurance subsidiary during 2025 in Item 8, Note 9 of the Consolidated Financial Statements.
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
Cincinnati Financial Corporation - 2025 10-K - Page 26

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
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal legislation and administrative rules adopted can affect our business. Privacy laws, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act and the Health Insurance Portability and Accounting Act (HIPAA) are the federal laws that most affect our day-to-day operations. These apply to us because we gather and use personal nonpublic information to underwrite insurance and process claims. We also are subject to other federal laws, such as the Terrorism Risk Insurance Act (TRIA), anti-money laundering laws (AML), the Nonadmitted and Reinsurance Reform Act (NRRA), the U.S. Foreign Corrupt Practices Act (FCPA), and the rules and regulations of the Office of Foreign Assets Control (OFAC).

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
Cincinnati Financial Corporation - 2025 10-K - Page 27

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
Cincinnati Financial Corporation - 2025 10-K - Page 28

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

Cincinnati Financial Corporation - 2025 10-K - Page 29

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

Unforeseen losses, or unintended coverages, the type and magnitude of which we cannot predict, may emerge. These additional losses could arise from changes in the legal environment, new or amended laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, environmental claims, mass torts or other causes such as social inflation. Such future losses could be substantial. Elevated inflation in recent periods has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at high levels for a prolonged period or increase further, leading to additional increases in our loss costs. In addition, a significant portion of claims costs consists of medical costs. As a result, an increase in medical inflation could materially and adversely impact our loss costs and our loss reserves. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs that are higher than our current expectations.

Our life policy reserves are also subject to uncertainty. Periods of higher death claims outside of long-term historical norms and not anticipated within our actuarial models could make our life policy reserves inadequate to cover actual future death claims. Increases in estimates of future death claims would increase life policy reserve levels and in turn decrease earnings.
Cincinnati Financial Corporation - 2025 10-K - Page 30

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

According to these models, probable maximum loss estimates from a single hurricane event that combines the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and income taxes, and including the effects of estimated reinstatement premiums: $632 million for a once-in-a-100-year event and $987 million for a once-in-a-250-year event. See Item 7, Liquidity and Capital Resources, Modeled Catastrophe Loss Exposure, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

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
Cincinnati Financial Corporation - 2025 10-K - Page 31

A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors or disrupting our associates’ ability to perform their assigned tasks. Our associate health plan is self-funded and could similarly be affected.

Our results of operations would be adversely affected if the level of losses we experience over a period of time were to exceed our actuarially determined expectations. In addition, our financial condition may be adversely affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable as a result of widespread losses and catastrophic events impacting a number of other companies and insurers. We also have been and may in the future be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders.

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

Cincinnati Re and Cincinnati Global provide reinsurance or insurance coverage for property catastrophe events on a worldwide basis, including coverage for losses due to war, terrorism or political violence. Wars can occur anywhere, and our results of operations could be adversely affected, especially if effects of wars expand over time and space. We have limited direct exposure within our insurance operations to businesses or individuals in Russia, Ukraine or Gaza. We have exposure within our insurance operations, primarily through reinsurance treaties, to insured losses related to wars that include risks in the Middle East region. If hostilities expand in these regions or war breaks out in a new region, causing a high frequency of loss events, or a single extreme event, during the coverage period of our treaties or policies, our financial position and results of operations could be materially affected. Cincinnati Re is staffed with seasoned underwriting and analytical associates who strive to assume risks that we understand, both quantitatively and qualitatively, but given their global scope, a failure of their risk selection and modeling could materially affect our financial position and results of operations. We are also expanding Cincinnati Global, our global specialty underwriter with premiums primarily for U.S. and international property exposures. Cincinnati Global also writes North American and United Kingdom (U.K.) contingency and event cancellation coverage and worldwide credit and political risk coverage and political violence coverage. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of Cincinnati Global’s policies, our financial position and results of operations could be materially affected.

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
Cincinnati Financial Corporation - 2025 10-K - Page 32

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
Cincinnati Financial Corporation - 2025 10-K - Page 33

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

Economic downturns or other events have in the past and may in the future result in a softening of the insurance market and agents or consumers choosing a competitor’s product that may in turn adversely affect our premium revenues and underwriting profit. Such economic events experienced during recent periods included elevated inflation, global supply chain disruptions, implementation of tariffs, increasing interest rates, tightening credit markets and higher fuel costs.

Cincinnati Financial Corporation - 2025 10-K - Page 34

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

In addition, we are subject to credit risk with respect to our reinsurers. Although we purchase reinsurance to manage our risks and exposures to losses, this reinsurance does not discharge our direct obligations under the policies we write. We would remain liable to our policyholders even if we were unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For long-tail claims, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with our insurance subsidiaries could have a material adverse effect on our financial position, results of operations or cash flows. See Item 7, Liquidity and Capital Resources, 2026 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

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
Cincinnati Financial Corporation - 2025 10-K - Page 35

ratings and reputation. Cincinnati Global also has an obligation to maintain funds at Lloyd’s to support its underwriting activities and periodic assessment of its capital, governance and other aspects of its business.

Risks related to investments or other financial matters

Financial disruption or a prolonged economic downturn could affect our investment performance.
Events, such as global supply chain disruptions, implementation of tariffs, an increasing interest rate environment and inflationary pressures, have contributed to significant disruption and volatility for financial markets and decreased economic activity. In the event that these conditions occur or continue, recur or result in a prolonged economic downturn or recession, they could materially and adversely impact our financial condition, results of operations or cash flows. These market conditions have in the past, and could in the future, cause our investment income or the value of securities we own to decrease. Additionally, the companies we invest in might be severely affected by a severe catastrophic event, terrorist attack, or epidemic event, which could in turn lower their stock value and affect our financial condition and results of operations.

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

For fixed-maturity investments such as bonds, which represented 58.5% of the fair value of our investment portfolio at the end of 2025, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Significant increases in the general level of interest rates, such as we experienced during recent periods, have an adverse effect on our shareholders’ equity.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as: inflation, trade policy, economic growth, interest rates, world political conditions, changes in laws and regulations, future actions or inactions of the U.S. government, epidemic events, terrorism attacks or threats, war, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction, and other widespread unpredictable events. These events have in the past and may in the future adversely affect the economy generally and cause our investment income or the value of securities we own to decrease. Wars can occur anywhere in the world and have an adverse effect on our investment portfolio, especially if effects of wars expand over time and space. We do not have material exposure to investments based in Russia, Ukraine, Israel or Gaza. If there is significant expansion of wars beyond these regions, it may have adverse effects on our investment performance. Any significant decline in our investment income will have an adverse effect on our net income, and thereby on our shareholders’ equity and our statutory capital and surplus. For a more detailed discussion of risks associated with our investments, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Cincinnati Financial Corporation - 2025 10-K - Page 36

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

At year-end 2025, common stock holdings made up 40.0% of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets, such as we experienced during recent years, will affect our net income, book value and overall results, and could affect our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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
Cincinnati Financial Corporation - 2025 10-K - Page 37

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
Cincinnati Financial Corporation - 2025 10-K - Page 38

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

Cincinnati Financial Corporation - 2025 10-K - Page 39

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

Our ability to successfully execute business functions also depends on hiring and retaining the qualified associates we employ. Competition for high-quality executives and other key associates occurs within the insurance industry and from other industries. We also must effectively develop and manage associates, including providing training and resources. Such tools and information can allow them to effectively perform critical business functions and adapt to changing business needs. During tight labor markets, such as we experienced in recent years, there is intense competition for associates qualified to execute important business functions. Many markets in which we operate are experiencing a low unemployment rate and labor shortages are affecting many industries. If we are unable to attract and retain certain associates, or if we fail to provide adequate training or resources, or fail to provide a work environment that is attractive to associates, we could limit the success of executing our strategic plans and vital business functions. Additionally, loss of key personnel or an inability to successfully execute on succession plans could negatively impact growth, operating results, financial condition, essential business relationships, profitability, and other business operations.

Cincinnati Financial Corporation - 2025 10-K - Page 40

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

Additionally, the company uses third-party service providers, or vendors, in the course of conducting its operations. As such, the company has measures in place to help identify material risks from cybersecurity threats associated with the use of those vendors. When work with a vendor is evaluated, we consider, among other items, the availability of system and organization control reports, the use of artificial intelligence, interactions with our systems, the data involved and its level of sensitivity, the amount of data the vendor will process, where the data will be stored, how the data will be protected, what they will do with the data and destruction of data. Once a vendor is approved by the appropriate personnel, expectations regarding incident reporting are established and followed.

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
Cincinnati Financial Corporation - 2025 10-K - Page 41

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

Incidents, regardless of severity, are evaluated and documented and are shared with the audit committee. In 2025, the audit committee received four updates on matters related to cybersecurity. The process of evaluating and documenting individual incidents, even when not deemed material, assists in determining how previous incidents have or may reasonably likely have a material effect on the company in the future.
ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 107 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $127 million at December 31, 2025, and is classified as Land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 9,056 square feet (less than 1%). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $3 million at December 31, 2025, and is classified as investment property in Other invested assets. At December 31, 2025, unaffiliated tenants occupied 90%, with no Cincinnati Financial affiliates occupying the property.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $7 million at December 31, 2025, and is classified as Land, building and equipment, net, for company use.

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
Cincinnati Financial Corporation - 2025 10-K - Page 42

Part II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had 13,881 shareholders of record as of December 31, 2025. Our common shares are traded under the symbol CINF on Nasdaq.

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2020, assuming the reinvestment of all dividends, was 111.5% for Cincinnati Financial Corporation’s common stock compared with 96.2% for the S&P 500 Index and 121.7% for the S&P Composite 1500 Property & Casualty Insurance Index.

The following graph depicts $100 invested on December 31, 2020, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Cincinnati Financial Corporation
S&P 500 Index
S&P Composite 1500 Property & Casualty Insurance Index

The S&P 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. At year-end 2025, the S&P Composite 1500 Property & Casualty Insurance Index included 32 companies.

Cincinnati Financial Corporation - 2025 10-K - Page 43

Issuances and Purchases of Equity Securities
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2025	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2025
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,460,112	$104.98	10,480,633
Equity compensation plans not approved by security holders	—	—	—
Total	3,460,112	$104.98	10,480,633

The number of securities remaining available for future issuance includes: 9 million shares available for issuance under the Cincinnati Financial Corporation 2024 Stock Compensation Plan (the 2024 Plan), 1,270,093 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan), and 210,540 shares available for issuance of share grants under the Director’s Stock Plan of 2018. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. Both the 2024 Plan and the 2016 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2024 and 2016 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

We discuss the factors that affect our ability to pay cash dividends and repurchase shares, as well as the objectives of our repurchase program, in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiaries can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2025	278,618	$153.03	278,618	4,632,388
November 1-30, 2025	372,120	159.88	372,120	4,260,268
December 1-31, 2025	—	—	—	4,260,268
Totals	650,738	156.94	650,738

We did not sell any of our shares that were not registered under the Securities Act during 2025. Our repurchase program does not have an expiration date. Our repurchase program was expanded on January 26, 2018, by
15 million shares. We have 4,260,268 shares available for purchase under our programs at December 31, 2025. During 2025, we repurchased 1,354,238 shares at an average price of $151.04.
ITEM 6.    [Reserved]
Cincinnati Financial Corporation - 2025 10-K - Page 44

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

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2025, among more than 2,000 U.S. stock and mutual companies operating independently or in groups. We market our insurance products through a select group of independent insurance agencies in 46 states as discussed in Item 1, Our Business and Our Strategy.

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

Cincinnati Financial Corporation - 2025 10-K - Page 45

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2025	18.8%	19.4%	13.8%
As of December 31, 2024	19.8	8.2	13.0
As of December 31, 2023	19.5	10.2	15.2

We are targeting an annual value creation ratio averaging 10% to 13% over the next five-year period. At 18.8% for 2025, our performance was above the high end of that range. We also exceeded the high end of the range for both the three-year and five-year periods that ended in December 2025.

The table below shows the primary contributors of our value creation ratio on a percentage basis. Analysis of the contributors aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Pt. Change	Pt. Change
Value creation ratio major contributors:
Net income before investment gains	9.1%	9.9%	9.1%	(0.8)	0.8
Change in fixed-maturity securities, realized and unrealized gains	2.0	(0.6)	1.9	2.6	(2.5)
Change in equity securities, investment gains	8.2	9.6	8.6	(1.4)	1.0
Other	(0.5)	0.9	(0.1)	(1.4)	1.0
Value creation ratio	18.8%	19.8%	19.5%	(1.0)	0.3

The 2025 value creation ratio decreased by 1.0 percentage points, compared with 2024, and again included a significant contribution from operating results, as shown in the table above. The 2025 ratio decrease included 0.8 percentage points from net income before investment gains and 0.2 percentage points in overall net gains from our investment portfolio and other items. The increase in 2024, compared with 2023, was primarily due to an increase in operating results which was partially offset by a reduction in overall net gains from our investment portfolio.

We believe our value creation ratio is a useful measure. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2025	2024	2023
Value creation ratio:
End of period book value*	$102.35	$89.11	$77.06
Less beginning of period book value	89.11	77.06	67.01
Change in book value	13.24	12.05	10.05
Dividend declared to shareholders	3.48	3.24	3.00
Total value creation	$16.72	$15.29	$13.05

Value creation ratio from change in book value**	14.9%	15.6%	15.0%
Value creation ratio from dividends declared to shareholders***	3.9	4.2	4.5
Value creation ratio	18.8%	19.8%	19.5%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

Cincinnati Financial Corporation - 2025 10-K - Page 46

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:
•Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 11.4% over the five-year period 2021 through 2025, exceeding the 8.8% estimated growth rate for the property casualty insurance industry, with 2025 representing industry data reported through the first nine months of 2025. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 92% to 98% in the future. Our GAAP combined ratio averaged 93.9% over the five-year period 2021 through 2025, within the performance target range. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 93.6% over the five-year period 2021 through 2025, compared with an estimated 99.6% for the property casualty industry, with 2025 representing industry data reported through the first nine months of 2025. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the S&P 500 Index.
◦Investment income growth, on a pretax basis, had a compound annual growth rate of 11.7% over the five-year period 2021 through 2025.
◦Over the five years ended December 31, 2025, our equity portfolio compound annual total return was 12.4% compared with a compound annual total return of 14.4% for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend-growing stocks with a slight value orientation. For the year 2025, our equity portfolio total return was 15.7%, compared with 17.9% for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2025, the company has increased the annual cash dividend rate for 65 consecutive years, a record we believe is matched by only seven other publicly traded U.S. companies. In addition to regular dividends, strong capital and excellent company performance has provided opportunities to further reward shareholders. The board regularly evaluates relevant factors in dividend-related decisions, and the 2025 increase to the regular dividend reflected confidence in our outstanding capital, liquidity and financial flexibility, as well as progress of our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

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
Cincinnati Financial Corporation - 2025 10-K - Page 47

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2025	2024
Total investments	$31,783	$28,378
Total assets	41,002	36,501
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	15,911	13,935
Book value per share	102.35	89.11
Debt-to-total-capital ratio	4.9%	5.5%

Total investments increased by 12% during 2025 on a fair value basis. Entering 2026, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets also increased by 12%, compared with year-end 2024. Shareholders’ equity increased by 14% and book value per share increased by 15%, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations at year-end 2025 matched year-end 2024. Our 4.9% ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2025 decreased by 0.6 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(In millions, except per share data)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Earned premiums	$9,983	$8,889	$7,958	12	12
Investment income, net of expenses (pretax)	1,165	1,025	894	14	15
Investment gains and losses, net (pretax)	1,442	1,391	1,127	4	23
Total revenues	12,631	11,337	10,013	11	13
Net income	2,393	2,292	1,843	4	24
Comprehensive income	2,668	2,418	2,022	10	20
Net income per share - diluted	15.17	14.53	11.66	4	25
Cash dividends declared per share	3.48	3.24	3.00	7	8
Diluted weighted average shares outstanding	157.7	157.8	158.1	0	0

Net income rose by $101 million in 2025, compared with 2024, including a $44 million increase in net investment gains on an after-tax basis. The improved 2025 net income also included a $112 million increase in investment income after taxes partially offset by a decrease in property casualty underwriting income of $62 million after taxes, as discussed below. Our investment operation’s performance is discussed further in Investments Results. Net income of $2.292 billion in 2024, representing a $449 million increase compared with net income for 2023, included a $204 million increase in net investment gains after taxes. The improved 2024 net income also included an increase in property casualty underwriting income of $141 million after taxes and a $104 million increase in investment income after taxes.

Cincinnati Financial Corporation - 2025 10-K - Page 48

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Consolidated property casualty data:
Net written premiums	$10,082	$9,243	$8,046	9	15
Earned premiums	9,653	8,568	7,645	13	12
Underwriting profit	501	580	401	(14)	45

				Pt. Change	Pt. Change
GAAP combined ratio	94.9%	93.4%	94.9%	1.5	(1.5)
Statutory combined ratio	94.7	92.9	94.6	1.8	(1.7)
Written premium to statutory surplus	1.0	1.0	1.1	0.0	(0.1)

Property casualty net written premiums grew 9% and earned premiums grew 13% in 2025. The growth reflected average renewal price increases, premium growth initiatives and a higher level of insured exposures, including a contribution to net written premium growth of less than 1 percentage point from Cincinnati Re and Cincinnati Global in total. Growth in 2024 net written premiums and earned premiums was driven by factors similar to 2025. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results.

Our property casualty insurance operations generated an underwriting profit for each of the three years ending in 2025. The $79 million decrease in 2025 underwriting profit, compared with 2024, included a $249 million increase in losses from natural catastrophe events and $13 million less benefit from net favorable reserve development on prior accident years before catastrophe losses. The $179 million increase in 2024, compared with 2023, included a $66 million increase in losses from catastrophe events and $27 million less benefit from net favorable reserve development on prior accident years before catastrophe losses.

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

Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy. In 2025, 2024 and 2023, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a profit of $65 million in 2025, $57 million in 2024 and $41 million in 2023. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, investment gains and losses from the life insurance investment portfolio are also included in our investments segment results.

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
Cincinnati Financial Corporation - 2025 10-K - Page 49

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $11.450 billion at year-end 2025 compared with $9.937 billion at year-end 2024.

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
Cincinnati Financial Corporation - 2025 10-K - Page 50

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

Our actuarial staff bases its IBNR reserve estimates for these losses primarily on the indications of methods and models that analyze accident year data. Accident year is the year in which an insured claim, loss or loss expense occurred. The specific methods and models that our actuaries have used for the past several years are:
•paid and reported loss development methods
•paid and reported loss Bornhuetter-Ferguson methods
•stochastic reserving models

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

Our actuarial staff also devotes significant time and effort to the estimation of model and method parameters. The loss development and Bornhuetter-Ferguson methods require the estimation of numerous loss development factors. The Bornhuetter-Ferguson methods also involve the estimation of numerous expected loss ratios by accident year. Stochastic reserving models can involve the estimation of development trends, calendar year inflation trends and exposure levels. Consequently, our actuarial staff monitors a number of trends and measures to gain key business insights necessary for exercising appropriate judgment when estimating the parameters mentioned, such as:
•company and industry pricing
•company and industry exposure
•company and industry loss frequency and severity
Cincinnati Financial Corporation - 2025 10-K - Page 51

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
•Calendar year inflation. For long-tail and mid-tail business lines, calendar year inflation trends for future paid losses and paid DCCE do not vary significantly from a stable, long-term average. Our actuaries base reserve estimates derived from stochastic reserving models on this assumption.
•Exposure levels. Historical earned premiums, when adjusted to reflect common levels of product pricing and loss cost inflation, can serve as a proxy for historical exposures. Our actuaries require this assumption to estimate expected loss ratios and expected DCCE ratios used by the Bornhuetter-Ferguson reserving methods. They may
Cincinnati Financial Corporation - 2025 10-K - Page 52

also use this assumption to establish exposure levels for recent accident years, characterized by “green” or immature data, when working with stochastic reserving models.
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

These key assumptions have not changed for several years. Paid losses, reported losses and paid DCCE are subject to random as well as systematic influences. As a result, actual paid losses, reported losses and paid DCCE are virtually certain to differ from projections. Such differences are consistent with what specific models for our business lines predict and with the related patterns in the historical data used to develop these models. As a result, management does not closely monitor statistically insignificant differences between actual and projected data.

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2025
Total	$11,012	$10,073	$11,141	$534	$422

Commercial casualty	$3,837	$3,498	$4,047	$274	$217
Commercial property	495	368	520	76	60
Commercial auto	1,085	1,003	1,116	57	45
Workers' compensation	1,013	855	1,047	96	76
Personal auto	580	533	620	44	35
Homeowners	571	484	580	48	38
Excess and surplus	1,268	1,081	1,384	152	120

Cincinnati Financial Corporation - 2025 10-K - Page 53

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

The gross reserve balance for term and whole life policy reserves was $1.529 billion, or 51.1%, of total life policy and investment contract reserves at December 31, 2025. The following table summarizes the sensitivity, on a net basis, of our term and whole life policy reserves and reinsurance recoverable amounts to hypothetical changes in key assumptions and the resulting increase/(decrease) to pretax net income and pretax other comprehensive income:

(Dollars in millions)	At December 31, 2025
	Pretax Net Income	Pretax Other Comprehensive Income
Assumptions set by actuaries and approved by management:
Mortality
Effect of a 1% increase	$(7)	$—
Effect of a 1% decrease	7	—
Lapse rates
Effect of a 10% increase	$21	$(4)
Effect of a 10% decrease	(20)	3
Assumptions set by market values:
Market value discount rate
Effect of a 100 basis point increase	$—	$160
Effect of a 100 basis point decrease	—	(198)

We establish reserves for our universal life, deferred annuity and other investment contracts, equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Charges include surrender and contract administration charges as well as asset-based fees. The reserve balance for these contracts was $1.225 billion, or 40.9%, of total life policy and investment contract reserves, at December 31, 2025.

Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve, or other additional liability, in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments. Key assumptions used to establish this other additional liability reserve are expected investment returns and projected lapse rates. These assumptions, and other relevant inputs, are reviewed annually and on an interim basis in line with the process described above for traditional life policies. The reserve balance was $138 million, or 4.6%, of total life policy and investment contract reserves at December 31, 2025, and is included as a component of universal life reserves in Item 8, Note 5 of the Consolidated Financial Statements.

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

Cincinnati Financial Corporation - 2025 10-K - Page 54

The application of our invested assets impairment policy resulted in no write-downs of impaired securities intended to be sold in 2025 or 2024. Write-downs of impaired securities intended to be sold reduced our income before income taxes by $4 million in 2023. Write-downs represent noncash charges to income and are reported as investment losses. The application of our noninvested assets impairment policy did not have a material effect on our financial condition in 2025 or 2024.

Our internal investment portfolio managers monitor their assigned portfolios. If a fixed-maturity security is valued below amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value and the extent of the fair value decline, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide detailed information about fixed-maturity securities fair valued in a continuous loss position at year-end 2025 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

An available for sale fixed-maturity security is impaired if the fair value of the security is below amortized cost. The impaired loss is charged to net income when we have the intent to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost. For impaired securities we intend to hold, an allowance for credit related losses is recorded in investment losses when the company determines a credit loss has been incurred based on certain factors such as adverse conditions, credit rating downgrades or failure of the issuer to make scheduled principal or interest payments. A credit loss is determined using a discounted cash flow analysis by comparing the present value of expected cash flows with the amortized cost basis, limited to the difference between fair value and amortized cost. Noncredit losses are recognized in other comprehensive income as a change in unrealized gains and losses on investments. We provide information about valuations of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2025 10-K - Page 55

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

Level 1 and Level 2 Valuation Techniques
Substantially all of the $30.965 billion of securities in our investment portfolio at year-end 2025, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2025 10-K - Page 56

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

Investments held by the parent company and the investment portfolios for the insurance subsidiaries are managed and reported as the investments segment, separate from our underwriting business. Net investment income and net investment gains and losses for our investment portfolios are discussed in Investments Results.

The calculations of segment data are described in more detail in Item 8, Note 18 of the Consolidated Financial Statements. The following sections provide analysis and discussion of results of operations for each of the five segments.

Cincinnati Financial Corporation - 2025 10-K - Page 57

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2025, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2025 underwriting profit of $501 million was $79 million less than in 2024, including a $249 million unfavorable effect from a higher amount of catastrophe losses, primarily from the January 2025 wildfires in southern California. Prior accident year loss experience before catastrophes during 2025 was $13 million less favorable than in 2024. When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry and our company. Higher losses and loss expenses, especially for liability lines of business, reflect increased uncertainty of estimated ultimate losses. Until longer-term paid loss cost trends or other inflation effects become more clear, we intend to remain prudent in reserving for estimated ultimate losses. We continue working to improve underwriting profitability, such as through higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Underwriting profit trends are discussed further below.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.
Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Earned premiums	$9,653	$8,568	$7,645	13	12
Fee revenues	14	12	11	17	9
Total revenues	9,667	8,580	7,656	13	12
Loss and loss expenses from:
Current accident year before catastrophe losses	5,485	4,848	4,463	13	9
Current accident year catastrophe losses	1,046	824	710	27	16
Prior accident years before catastrophe losses	(128)	(141)	(168)	9	16
Prior accident years catastrophe losses	(68)	(95)	(47)	28	(102)
Loss and loss expenses	6,335	5,436	4,958	17	10
Underwriting expenses	2,831	2,564	2,297	10	12
Underwriting profit	$501	$580	$401	(14)	45

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	56.8%	56.6%	58.4%	0.2	(1.8)
Current accident year catastrophe losses	10.8	9.6	9.3	1.2	0.3
Prior accident years before catastrophe losses	(1.3)	(1.6)	(2.2)	0.3	0.6
Prior accident years catastrophe losses	(0.7)	(1.1)	(0.6)	0.4	(0.5)
Loss and loss expenses	65.6	63.5	64.9	2.1	(1.4)
Underwriting expenses	29.3	29.9	30.0	(0.6)	(0.1)
Combined ratio	94.9%	93.4%	94.9%	1.5	(1.5)

Combined ratio:	94.9%	93.4%	94.9%	1.5	(1.5)
Contribution from catastrophe losses and prior years reserve development	8.8	6.9	6.5	1.9	0.4
Combined ratio before catastrophe losses and prior years reserve development	86.1%	86.5%	88.4%	(0.4)	(1.9)

Performance highlights for consolidated property casualty operations include:
•Premiums – Agency renewal written premiums increased $943 million or 13% in 2025, compared with 2024, and continued to contribute to growth in earned premiums and net written premiums that rose in each of our property casualty insurance segments. The renewal premium increase was largely due to average renewal price
Cincinnati Financial Corporation - 2025 10-K - Page 58

increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.
New business written premiums produced through agencies decreased $67 million in 2025, compared with 2024. Agents appointed during 2025 or 2024 produced a 2025 increase in standard lines new business of $87 million. Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.
Cincinnati Re produced $591 million of 2025 net written premiums, a $6 million decrease in other written premiums, compared with 2024. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. The decrease included a $12 million net favorable effect from estimated premiums to reinstate treaties affected by the California wildfires. In 2025, earned premiums for Cincinnati Re totaled $582 million.
Net written premiums for Cincinnati Global were $334 million in 2025, an increase of $31 million in other written premiums, compared with 2024. In 2025, earned premiums for Cincinnati Global totaled $311 million.
Other written premiums also include premiums ceded to reinsurers as part of our ceded reinsurance program. An increase in ceded premiums, other than Cincinnati Re and Cincinnati Global premiums, reduced net written premium growth by $58 million in 2025. Other written premiums for 2025 included a net unfavorable amount of $52 million for reinsurance treaty reinstatement premiums related to the California wildfires, including a favorable $12 million for Cincinnati Re and an unfavorable $64 million for our personal lines insurance segment.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Agency renewal written premiums	$8,023	$7,080	$6,261	13	13
Agency new business written premiums	1,474	1,541	1,177	(4)	31
Other written premiums	585	622	608	(6)	2
Net written premiums	10,082	9,243	8,046	9	15
Unearned premium change	(429)	(675)	(401)	36	(68)
Earned premiums	$9,653	$8,568	$7,645	13	12

•Combined ratio – The combined ratio increased by 1.5 percentage points in 2025, compared with 2024, including a 1.6 percentage-point increase in the ratio for catastrophe losses. The 2025 ratio for current accident year losses and loss expenses before catastrophes increased by 0.2 percentage points. That ratio increase included an increase of 1.4 points for the IBNR portion and a decrease of 1.2 points for the case incurred portion. Price increases and other underwriting efforts have helped to manage effects of losses that include inflation effects. The remainder of the 2025 combined ratio increase included a decrease of 0.6 percentage points in the ratio for underwriting expenses, partially offset by 0.3 percentage points less benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.
Our statutory combined ratio was 94.7% in 2025 compared with 92.9% in 2024 and 94.6% in 2023. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business and based on industry data reported through the first nine months of 2025, was 94.0% in 2025, 98.9% in 2024 and 101.9% in 2023. The contribution of catastrophe losses to our statutory combined ratio was 10.1 percentage points in 2025, 8.4 percentage points in 2024 and 8.8 percentage points in 2023, compared with industry estimates of 8.0, 7.7 and 8.5 percentage points, respectively, with 2025 representing industry data reported through the first nine months of 2025. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 8.6 percentage points at December 31, 2025. Our five-year average was 9.0 percentage points.
Net losses from catastrophes for 2025 included recoveries from various reinsurers that participate in our reinsurance ceded treaties. The recovery related to the California wildfires based on loss estimates as of December 31, 2025, was $435 million, excluding reinsurance recoveries from Cincinnati Re.

Cincinnati Financial Corporation - 2025 10-K - Page 59

During 2025, there was no recovery from reinsurers for losses pertaining to the Cincinnati Re only reinsurance program effective June 1, 2025. For the program effective June 1, 2024, recoveries of $34 million were estimated for the 2025 California wildfires. See Item 7, Liquidity and Capital Resources, 2026 Reinsurance Ceded Programs, for a discussion of the Cincinnati Re only reinsurance program and other reinsurance coverage.

The following table shows catastrophe losses incurred for the past two calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess and surplus lines
			Commercial lines	Personal lines
Dates	Events	Regions				Other	Total
2025
Jan. 7-28	Wildfire	West	$1	$325	$—	$122	$448
Mar. 14-17	Flood, Lightning, Wind	Midwest, Northeast, South	56	96	1	1	154
Apr. 1-7	Flood, Lightning, Wind	Midwest, South	14	32	—	—	46
May 15-16	Flood, Lightning, Wind	Midwest, Northeast	31	91	1	2	125
All other 2025 catastrophes			86	165	2	20	273
Development on 2024 and prior catastrophes			(20)	(37)	(2)	(9)	(68)
Calendar year incurred total			$168	$672	$2	$136	$978

2024
Mar. 12-17	Flood, Lightning, Wind	Midwest, South	$30	$31	$—	$—	$61
Mar. 31 - Apr. 4	Flood, Lightning, Wind	Midwest, Northeast, South	9	23	—	—	32
May 6-10	Flood, Lightning, Wind	Midwest, South	25	30	1	—	56
May 25-26	Flood, Lightning, Wind	Midwest, South	38	29	1	—	68
Jul. 13-18	Flood, Lightning, Wind	Midwest, Northeast	18	11	—	—	29
Sep. 25-28	Flood, Lightning, Wind	Midwest, South (Helene)	55	133	2	43	233
Oct. 9-10	Flood, Lightning, Wind	South (Milton)	6	3	—	61	70
All other 2024 catastrophes			92	149	4	30	275
Development on 2023 and prior catastrophes			(31)	(43)	—	(21)	(95)
Calendar year incurred total			$242	$366	$8	$113	$729

Cincinnati Financial Corporation - 2025 10-K - Page 60

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2025, were $1.344 billion higher than at year-end 2024, including $1.143 billion for incurred but not reported (IBNR) reserves. The $1.344 billion reserve increase raised year-end 2024 net loss and loss expense reserves by 14%, compared with a 13% increase in 2025 earned premiums.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 66.2% accident year 2024 loss and loss expense ratio reported as of December 31, 2024, developed favorably by 3.2 percentage points to 63.0% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2025. Accident years 2024 and 2023 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2025	2024	2023	2025	2024	2023
as of December 31, 2025	$6,531	$5,396	$4,796	67.6%	63.0%	62.7%
as of December 31, 2024		5,672	4,804		66.2	62.8
as of December 31, 2023			5,173			67.7

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2025, compared with 2024. Catastrophe losses added 10.8 percentage points in 2025, 9.6 points in 2024 and 9.3 points in 2023 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 56.8% ratio for current accident year loss and loss expenses before catastrophe losses for 2025 increased 0.2 percentage points compared with the 56.6% accident year 2024 ratio measured as of December 31, 2024. The increase included a 0.4 percentage-point increase in the ratio for current accident year losses of $2 million or more per claim, shown in the table below. It also included an unfavorable 0.3 points for the net effect of $52 million for reinsurance treaty reinstatement premiums related to the January 2025 wildfires in southern California.

Reserve development on prior accident years continued to net to a favorable amount in 2025, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $196 million of favorable development in 2025, compared with $236 million in 2024 and $215 million in 2023. Of the $40 million decrease in 2025, compared with 2024, $46 million was attributable to our commercial auto line of business. Approximately 97% of our net favorable reserve development on prior accident years recognized during 2025 occurred in our commercial property and workers' compensation lines of business. In 2024, our workers' compensation, commercial property and homeowner lines of business were responsible for approximately 89% of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2023 was primarily from our workers’ compensation, commercial property and homeowner lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2025 10-K - Page 61

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Current accident year losses greater than $5,000,000	$116	$68	$141	71	(52)
Current accident year losses $2,000,000-$5,000,000	156	138	144	13	(4)
Large loss prior accident year reserve development	172	75	94	129	(20)
Total large losses incurred	444	281	379	58	(26)
Losses incurred but not reported	814	783	596	4	31
Other losses excluding catastrophe losses	3,046	2,782	2,571	9	8
Catastrophe losses	939	704	634	33	11
Total losses incurred	$5,243	$4,550	$4,180	15	9

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.2%	0.8%	1.9%	0.4	(1.1)
Current accident year losses $2,000,000-$5,000,000	1.6	1.6	1.9	0.0	(0.3)
Large loss prior accident year reserve development	1.8	0.9	1.2	0.9	(0.3)
Total large loss ratio	4.6	3.3	5.0	1.3	(1.7)
Losses incurred but not reported	8.4	9.1	7.8	(0.7)	1.3
Other losses excluding catastrophe losses	31.6	32.5	33.6	(0.9)	(1.1)
Catastrophe losses	9.7	8.2	8.3	1.5	(0.1)
Total loss ratio	54.3%	53.1%	54.7%	1.2	(1.6)

In 2025, total large losses incurred increased by $163 million, or 58%, net of reinsurance, largely due to an increase for our commercial lines insurance segment. The corresponding 2025 ratio increased 1.3 percentage points, compared with 2024. The large loss data in the table above does not include Cincinnati Re and Cincinnati Global. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2025 10-K - Page 62

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Commission expenses	$1,845	$1,605	$1,438	15	12
Other underwriting expenses	981	953	854	3	12
Policyholder dividends	5	6	5	(17)	20
Total underwriting expenses	$2,831	$2,564	$2,297	10	12

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.1%	18.7%	18.8%	0.4	(0.1)
Other underwriting expenses	10.1	11.1	11.1	(1.0)	0.0
Policyholder dividends	0.1	0.1	0.1	0.0	0.0
Total underwriting expense ratio	29.3%	29.9%	30.0%	(0.6)	(0.1)

Consolidated property casualty commission expenses rose $240 million, or 15%, in 2025, with profit-sharing commissions for agencies increasing by $41 million. The 2025 ratio of commission expenses as a percent of earned premiums increased by 0.4 percentage points, compared with 2024. The ratio for 2024 decreased compared with 2023. In 2025, other underwriting expenses as a percent of earned premiums decreased by 1.0 percentage points, compared with 2024, as earned premiums rose faster than other underwriting expenses. The ratio improvement was primarily from a decrease in employee-related expenses. The 2025 ratio also included an unfavorable 0.2 points for the effect of reinstatement premiums. In 2024, other underwriting expenses as a percent of earned premiums matched 2023, as earned premiums kept pace with other underwriting expenses. The three-year period ending in 2025 also included ongoing expense management efforts.

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

Cincinnati Financial Corporation - 2025 10-K - Page 63

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Earned premiums	$4,863	$4,486	$4,264	8	5
Fee revenues	5	4	4	25	0
Total revenues	4,868	4,490	4,268	8	5
Loss and loss expenses from:
Current accident year before catastrophe losses	2,912	2,660	2,594	9	3
Current accident year catastrophe losses	188	273	316	(31)	(14)
Prior accident years before catastrophe losses	(110)	(107)	(112)	(3)	4
Prior accident years catastrophe losses	(20)	(31)	(11)	35	(182)
Loss and loss expenses	2,970	2,795	2,787	6	0
Underwriting expenses	1,459	1,384	1,313	5	5
Underwriting profit	$439	$311	$168	41	85
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	59.9%	59.3%	60.8%	0.6	(1.5)
Current accident year catastrophe losses	3.9	6.1	7.4	(2.2)	(1.3)
Prior accident years before catastrophe losses	(2.3)	(2.4)	(2.6)	0.1	0.2
Prior accident years catastrophe losses	(0.4)	(0.7)	(0.2)	0.3	(0.5)
Loss and loss expenses	61.1	62.3	65.4	(1.2)	(3.1)
Underwriting expenses	30.0	30.9	30.8	(0.9)	0.1
Combined ratio	91.1%	93.2%	96.2%	(2.1)	(3.0)

Combined ratio:	91.1%	93.2%	96.2%	(2.1)	(3.0)
Contribution from catastrophe losses and prior years reserve development	1.2	3.0	4.6	(1.8)	(1.6)
Combined ratio before catastrophe losses and prior years reserve development	89.9%	90.2%	91.6%	(0.3)	(1.4)

Performance highlights for the commercial lines insurance segment include:
•Premiums – Earned premiums and net written premiums rose in 2025, including a $263 million, or 6%, increase in renewal written premiums that continued to include higher average pricing and a higher level of insured exposures. New business written premiums in 2025 increased $27 million, or 4%, compared with 2024, as we continued to carefully underwrite each policy in a highly competitive market.
•Combined ratio – The 2025 combined ratio improved by 2.1 percentage points compared with 2024, including a 1.9 percentage-point decrease in the ratio component for catastrophe losses. The 2025 combined ratio improvement was partially offset by 0.6 points from a higher ratio for current accident year loss and loss expenses before catastrophe losses, compared with 2024. That ratio increase included an increase of 1.9 points for the IBNR portion and a decrease of 1.3 points for the case incurred portion. Price increases and other underwriting actions have helped to manage effects of losses that include inflation effects. Development on prior accident years loss and loss expense reserves before catastrophes during 2025 was 0.1 percentage points less favorable than in 2024, as discussed below.
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
Cincinnati Financial Corporation - 2025 10-K - Page 64

Our commercial lines statutory combined ratio was 90.3% in 2025, compared with 92.2% in 2024 and 95.6% in 2023. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 3.5 percentage points in 2025, 5.4 percentage points in 2024 and 7.2 percentage points in 2023.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Agency renewal written premiums	$4,350	$4,087	$3,876	6	5
Agency new business written premiums	768	741	584	4	27
Other written premiums	(120)	(138)	(124)	13	(11)
Net written premiums	4,998	4,690	4,336	7	8
Unearned premium change	(135)	(204)	(72)	34	(183)
Earned premiums	$4,863	$4,486	$4,264	8	5

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

Our 6% increase in 2025 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2025, our standard commercial lines policies averaged an estimated pricing change at a percentage in the mid-single-digit range. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

Cincinnati Financial Corporation - 2025 10-K - Page 65

For only those commercial lines policies that did expire and were then renewed during 2025, we estimate that the average price increase was at a percentage near the high end of the mid-single-digit range. During 2025, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

Our 2025 increase of 6% for the commercial lines segment's agency renewal written premiums also included a higher level of insured exposures, in addition to other factors such as changes in policy retention rates or changes in mix of business that can cause variations in average premiums per policy. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates are part of net written premiums and earned premiums. They also contribute to increases or decreases in our agency renewal written premiums. The contribution to our commercial lines earned premiums was $92 million, $107 million and $157 million in 2025, 2024 and 2023, respectively. The contribution on a net written premium basis was $92 million, $108 million and $136 million in 2025, 2024 and 2023, respectively. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2025, our commercial lines new business premiums written by our agencies increased $27 million, or 4%, compared with 2024, as we continued to carefully underwrite each policy in a highly competitive market. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2024 produced commercial lines new business written premiums of $80 million, in aggregate, during 2025, up $58 million from what they produced during 2024. All other agencies contributed the remaining $688 million, down $31 million from the $719 million they produced in 2024.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. A decrease in ceded premiums increased net written premium growth by $17 million in 2025.

Cincinnati Financial Corporation - 2025 10-K - Page 66

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about development on the related claims. The table below illustrates that development. For example, the 65.4% accident year 2024 loss and loss expense ratio reported as of December 31, 2024, developed favorably by 3.5 percentage points to 61.9% due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2025. Accident years 2024 and 2023 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2025	2024	2023	2025	2024	2023
as of December 31, 2025	$3,100	$2,775	$2,672	63.8%	61.9%	62.7%
as of December 31, 2024		2,933	2,693		65.4	63.2
as of December 31, 2023			2,910			68.2

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2025, compared with 2024. Catastrophe losses added 3.9 percentage points in 2025, 6.1 points in 2024 and 7.4 points in 2023 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 59.9% ratio for current accident year loss and loss expenses before catastrophe losses for 2025 increased 0.6 percentage points compared with the 59.3% accident year 2024 ratio measured as of December 31, 2024. The change included an increase in large losses incurred, described below including a table with corresponding ratios for new losses above $2 million, with a 0.6 percentage-point increase in the 2025 ratio. Contributions to the ratio increase included inflation effects that were partially offset by favorable impacts from various initiatives, such as those to improve pricing precision, risk selection and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $130 million in 2025 continued to net to a favorable amount and provided a smaller benefit than the $138 million recognized in 2024. The $8 million net decrease in 2025, compared with 2024, included $46 million from our commercial auto line of business and $18 million from our workers' compensation line of business, partially offset by a $52 million increase from our commercial property line of business. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2025 occurred in our commercial property and workers’ compensation lines of business. Net unfavorable reserve development on prior accident years of $41 million for commercial auto and $21 million for commercial casualty was recognized during 2025. Favorable development recognized during 2024 and 2023 was also mostly from our workers’ compensation and commercial property lines of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable paid and reported loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2025 10-K - Page 67

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Current accident year losses greater than $5,000,000	$71	$51	$109	39	(53)
Current accident year losses $2,000,000-$5,000,000	83	70	99	19	(29)
Large loss prior accident year reserve development	142	73	89	95	(18)
Total large losses incurred	296	194	297	53	(35)
Losses incurred but not reported	380	470	328	(19)	43
Other losses excluding catastrophe losses	1,514	1,417	1,393	7	2
Catastrophe losses	157	231	291	(32)	(21)
Total losses incurred	$2,347	$2,312	$2,309	2	0

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.5%	1.1%	2.5%	0.4	(1.4)
Current accident year losses $2,000,000-$5,000,000	1.7	1.5	2.3	0.2	(0.8)
Large loss prior accident year reserve development	2.9	1.7	2.1	1.2	(0.4)
Total large loss ratio	6.1	4.3	6.9	1.8	(2.6)
Losses incurred but not reported	7.8	10.5	7.7	(2.7)	2.8
Other losses excluding catastrophe losses	31.2	31.5	32.7	(0.3)	(1.2)
Catastrophe losses	3.2	5.2	6.8	(2.0)	(1.6)
Total loss ratio	48.3%	51.5%	54.1%	(3.2)	(2.6)

In 2025, total large losses incurred increased by $102 million, or 53%, net of reinsurance. The corresponding 2025 ratio increased 1.8 percentage points, compared with 2024. The 2025 increase on a dollar basis was primarily due to an increase of $66 million for our commercial property line of business and $46 million for our commercial casualty line of business. The commercial casualty increase included $49 million from prior accident years. In 2024, total large losses incurred and the corresponding ratio were lower than in 2023, largely due to lower amounts of large losses for our commercial property line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Commission expenses	$900	$818	$780	10	5
Other underwriting expenses	554	560	528	(1)	6
Policyholder dividends	5	6	5	(17)	20
Total underwriting expenses	$1,459	$1,384	$1,313	5	5
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.5%	18.2%	18.3%	0.3	(0.1)
Other underwriting expenses	11.4	12.6	12.4	(1.2)	0.2
Policyholder dividends	0.1	0.1	0.1	0.0	0.0
Total underwriting expense ratio	30.0%	30.9%	30.8%	(0.9)	0.1

Commercial lines commission expenses as a percent of earned premiums increased slightly in 2025, compared with 2024, reflecting an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2024 decreased slightly compared with 2023. In 2025, other underwriting expenses as a percent of earned premiums decreased, compared with 2024, as other underwriting expenses decreased, primarily from employee-related expenses. In 2024, other underwriting expenses as a percent of earned premiums increased, compared with 2023, as earned
Cincinnati Financial Corporation - 2025 10-K - Page 68

premiums rose at a slower pace than other underwriting expenses. The three-year period ending in 2025 also included ongoing expense management efforts.

Commercial Lines Insurance Outlook
Managing our commercial lines insurance segment includes efforts to address challenges in the commercial lines market of the U.S. property casualty industry. Competitive pressure is increasing and we continue to respond with enhanced pricing analytics and careful risk selection. We are committed to our agencies and focus on a long-term strategy when considering how to successfully navigate market pressures and changing conditions while profitably growing this segment.

We intend to grow through additional agency appointments, expansion of our local field presence, enhancing underwriting expertise and cross-selling or product expansion that meets the needs of an even larger percentage of our agencies' total commercial portfolio. Our goal is to provide flexibility in our process so that we can deliver an industry-leading agency experience to all of our agents as we work to be the first and last solution when they are considering business placement.

We intend to keep marketing our products to a broad range of business classes with a total account approach, while also continuing to diversify our book of business. Work continues to improve our pricing precision that enhances our segmentation of commercial risks, as underwriters emphasize underwriting discipline and careful management of rate levels. They seek to accurately assess risk by matching exposures and terms and conditions with appropriate premiums, evaluating each account on its individual characteristics. We believe that our initiatives to continually improve pricing precision and underwriting decision processes to manage loss cost effects will continue to benefit commercial lines profitability during 2026.

Cincinnati Financial Corporation - 2025 10-K - Page 69

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Earned premiums	$3,199	$2,623	$2,044	22	28
Fee revenues	5	5	4	0	25
Total revenues	3,204	2,628	2,048	22	28
Loss and loss expenses from:
Current accident year before catastrophe losses	1,714	1,412	1,154	21	22
Current accident year catastrophe losses	709	409	352	73	16
Prior accident years before catastrophe losses	33	17	(20)	94	nm
Prior accident years catastrophe losses	(37)	(43)	(44)	14	2
Loss and loss expenses	2,419	1,795	1,442	35	24
Underwriting expenses	896	762	610	18	25
Underwriting profit (loss)	$(111)	$71	$(4)	nm	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	53.6%	53.9%	56.4%	(0.3)	(2.5)
Current accident year catastrophe losses	22.2	15.6	17.3	6.6	(1.7)
Prior accident years before catastrophe losses	1.0	0.7	(1.0)	0.3	1.7
Prior accident years catastrophe losses	(1.2)	(1.7)	(2.2)	0.5	0.5
Loss and loss expenses	75.6	68.5	70.5	7.1	(2.0)
Underwriting expenses	28.0	29.0	29.9	(1.0)	(0.9)
Combined ratio	103.6%	97.5%	100.4%	6.1	(2.9)

Combined ratio:	103.6%	97.5%	100.4%	6.1	(2.9)
Contribution from catastrophe losses and prior years reserve development	22.0	14.6	14.1	7.4	0.5
Combined ratio before catastrophe losses and prior years reserve development	81.6%	82.9%	86.3%	(1.3)	(3.4)

Performance highlights for the personal lines insurance segment include:
•Premiums – Earned premiums and net written premiums continued to grow in 2025, due to increases in renewal written premiums that included higher average pricing and a higher level of insured exposures. Renewal written premiums rose $633 million, or 25%, in 2025, compared with 2024, while new business written premiums decreased $128 million, or 21%. Net written premiums included excess and surplus lines homeowner policies with premiums totaling $129 million in 2025 and $166 million in 2024.
•Combined ratio – The 2025 combined ratio increased by 6.1 percentage points, compared with 2024, including an increase of 7.1 points in the ratio for catastrophe losses. The combined ratio increase was partially offset by 0.3 points from a lower ratio for current accident year loss and loss expenses before catastrophe losses. That ratio decrease included an increase of 2.1 points for the IBNR portion and a decrease of 2.4 points for the case incurred portion. Price increases and other underwriting efforts have helped to manage effects of losses that include inflation effects. The combined ratio increase also included an increase of 0.3 points from reserve development on prior accident year loss and loss expenses before catastrophes during 2025 that was unfavorable by 1.0 points compared with 0.7 points in 2024.
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
Cincinnati Financial Corporation - 2025 10-K - Page 70

Our personal lines statutory combined ratio was 102.8% in 2025, compared with 95.5% in 2024 and 98.3% in 2023. The contribution of catastrophe losses to our personal lines statutory combined ratio was 21.0 percentage points in 2025, 13.9 percentage points in 2024 and 15.1 percentage points in 2023.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Agency renewal written premiums	$3,128	$2,495	$1,957	25	27
Agency new business written premiums	476	604	416	(21)	45
Other written premiums	(174)	(100)	(71)	(74)	(41)
Net written premiums	3,430	2,999	2,302	14	30
Unearned premium change	(231)	(376)	(258)	39	(46)
Earned premiums	$3,199	$2,623	$2,044	22	28

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

The 25% increase in agency renewal written premiums in 2025 included the effect of various rate changes. We estimate that premium rates for our personal auto line of business increased at an average percentage in the high-single-digit range during 2025, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models that consider characteristics of specific risks. For our homeowner line of business, we estimate that price increases during 2025 averaged a percentage in the low-double-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that helped determine appropriate premium rates.

The increase in agency renewal written premiums in 2025 also included a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes.

Personal lines new business written premiums decreased by $128 million, or 21%, during 2025, compared with 2024. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $75 million in 2025. Ceded premiums for 2025 included $64 million for reinsurance reinstatement premiums related to the January 2025 wildfires in southern California. The $64 million of reinstatement premiums included $61 million for our homeowners line of business.

Cincinnati Financial Corporation - 2025 10-K - Page 71

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development on the related claims. The table below illustrates that development. For example, the 69.5% accident year 2024 loss and loss expense ratio reported as of December 31, 2024, developed favorably by 1.8 percentage points to 67.7% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2025. Accident year 2023 for the personal lines segment developed favorably for the two-year period ending December 31, 2025, as indicated by the progression over time for the ratios in the table. It experienced unfavorable development during 2025, driven by the other personal line of business, and favorable development during 2024.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2025	2024	2023	2025	2024	2023
as of December 31, 2025	$2,423	$1,775	$1,474	75.8%	67.7%	72.1%
as of December 31, 2024		1,821	1,454		69.5	71.1
as of December 31, 2023			1,506			73.7

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2025, compared with accident year 2024. Catastrophe losses added 22.2 percentage points in 2025, 15.6 points in 2024 and 17.3 points in 2023 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2025 resulted in a ratio higher than our 12.1% 10-year annual average for personal lines. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 53.6% ratio for current accident year loss and loss expenses before catastrophe losses for 2025 improved 0.3 percentage points compared with the 53.9% accident year 2024 ratio measured as of December 31, 2024. The decrease was partially offset by an increase in the ratios for new losses above $2 million, with a 0.5 percentage-point increase in the 2025 ratio. The 2025 ratio also included an unfavorable 1.1 points for the effect of reinstatement premiums. Other contributions included inflation effects that were offset by the favorable impact from various initiatives, such as those to improve pricing precision, risk selection and loss experience related to claims and loss control practices.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2025 was favorable by $4 million, in aggregate, compared with $26 million in 2024. The 2025 net favorable reserve development included $49 million for our homeowner line of business partially offset by $36 million of unfavorable development for our other personal line of business, primarily from personal umbrella claims. The 2024 net favorable reserve development included $54 million for our homeowner line of business and an unfavorable $20 million for our personal auto line of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable paid and reported loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2025 10-K - Page 72

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Current accident year losses greater than $5,000,000	$45	$17	$32	165	(47)
Current accident year losses $2,000,000-$5,000,000	71	64	45	11	42
Large loss prior accident year reserve development	30	2	7	nm	(71)
Total large losses incurred	146	83	84	76	(1)
Losses incurred but not reported	182	108	65	69	66
Other losses excluding catastrophe losses	1,125	988	809	14	22
Catastrophe losses	651	353	298	84	18
Total losses incurred	$2,104	$1,532	$1,256	37	22

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.4%	0.7%	1.6%	0.7	(0.9)
Current accident year losses $2,000,000-$5,000,000	2.2	2.4	2.2	(0.2)	0.2
Large loss prior accident year reserve development	0.9	0.1	0.3	0.8	(0.2)
Total large loss ratio	4.5	3.2	4.1	1.3	(0.9)
Losses incurred but not reported	5.7	4.1	3.2	1.6	0.9
Other losses excluding catastrophe losses	35.2	37.6	39.5	(2.4)	(1.9)
Catastrophe losses	20.4	13.5	14.6	6.9	(1.1)
Total loss ratio	65.8%	58.4%	61.4%	7.4	(3.0)

In 2025, personal lines total large losses incurred increased by $63 million, or 76%, net of reinsurance. The corresponding 2025 ratio increased 1.3 percentage points, compared with 2024. The 2025 increase was primarily due to a higher amount for our homeowner line of business. The large loss prior accident year reserve development of $30 million for 2025 was primarily due to personal umbrella and homeowner claims. In 2024, total large losses decreased, compared with 2023, primarily due to lower amounts for our homeowner line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Commission expenses	$616	$501	$391	23	28
Other underwriting expenses	280	261	219	7	19
Total underwriting expenses	$896	$762	$610	18	25
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.3%	19.1%	19.2%	0.2	(0.1)
Other underwriting expenses	8.7	9.9	10.7	(1.2)	(0.8)
Total underwriting expense ratio	28.0%	29.0%	29.9%	(1.0)	(0.9)

Personal lines commission expense as a percent of earned premiums increased slightly in 2025 compared with 2024, reflecting an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2024 decreased slightly compared with 2023, as earned premiums rose at a faster pace than commission expenses. Other underwriting expenses as a percent of earned premiums in 2025 decreased, compared with 2024, reflecting ongoing expense management efforts, as premium growth outpaced growth in other underwriting expenses. The 2025 ratio also included an unfavorable 0.5 points for the effect of reinstatement premiums. In 2024, other underwriting expenses as a percent of earned premiums decreased, compared with the 2023 percentage, reflecting ongoing expense management efforts, as the pace of premium growth outpaced growth in other expenses.
Cincinnati Financial Corporation - 2025 10-K - Page 73

Personal Lines Insurance Outlook
The personal lines market of the U.S. property casualty industry experienced softening market conditions and increased competition, particularly in the personal auto line, during 2025, which will pressure premium growth into 2026. We believe we can continue to profitably grow premiums in our personal lines insurance segment through continued pricing precision of individual risks, new agency appointments and an ongoing focus on diversification of product and geography. We serve middle market, mass affluent and high net worth clients, helping us grow across the U.S. and spreading our catastrophe risk. Drivers of profitable growth for our Cincinnati Private Client business also include selectively using non-admitted insurance property forms and rates in certain catastrophe-prone states and geographies.

Cincinnati Financial Corporation - 2025 10-K - Page 74

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Earned premiums	$698	$615	$542	13	13
Fee revenues	4	3	3	33	0
Total revenues	702	618	545	14	13
Loss and loss expenses from:
Current accident year before catastrophe losses	440	395	357	11	11
Current accident year catastrophe losses	4	8	4	(50)	100
Prior accident years before catastrophe losses	(17)	8	(11)	nm	nm
Prior accident years catastrophe losses	(2)	—	—	nm	0
Loss and loss expenses	425	411	350	3	17
Underwriting expenses	192	167	141	15	18
Underwriting profit	$85	$40	$54	113	(26)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	63.1%	64.2%	65.9%	(1.1)	(1.7)
Current accident year catastrophe losses	0.5	1.3	0.7	(0.8)	0.6
Prior accident years before catastrophe losses	(2.5)	1.4	(2.0)	(3.9)	3.4
Prior accident years catastrophe losses	(0.2)	0.0	(0.1)	(0.2)	0.1
Loss and loss expenses	60.9	66.9	64.5	(6.0)	2.4
Underwriting expenses	27.5	27.1	26.1	0.4	1.0
Combined ratio	88.4%	94.0%	90.6%	(5.6)	3.4

Combined ratio:	88.4%	94.0%	90.6%	(5.6)	3.4
Contribution from catastrophe losses and prior years reserve development	(2.2)	2.7	(1.4)	(4.9)	4.1
Combined ratio before catastrophe losses and prior years reserve development	90.6%	91.3%	92.0%	(0.7)	(0.7)

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:
•Premiums – Earned premiums and net written premiums continued to grow during 2025, primarily due to higher renewal written premiums that included average renewal estimated price increases in the high-single-digit range. New business written premiums rose 17% in 2025, compared with 2024, and also contributed to premium growth.
•Combined ratio – The combined ratio improved by 5.6 percentage points in 2025, compared with 2024, primarily due to favorable reserve development on prior accident year loss and loss expenses and a lower ratio for current accident year loss and loss expenses before catastrophe losses. Approximately 89% of our 2025 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages for various insured liability claims. The lower 2025 combined ratio also included a decrease in the ratio for catastrophe losses and an increase in the ratio for underwriting expenses.
Cincinnati Financial Corporation - 2025 10-K - Page 75

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Agency renewal written premiums	$545	$498	$428	9	16
Agency new business written premiums	230	196	177	17	11
Other written premiums	(46)	(40)	(35)	(15)	(14)
Net written premiums	729	654	570	11	15
Unearned premium change	(31)	(39)	(28)	21	(39)
Earned premiums	$698	$615	$542	13	13

The $47 million increase in 2025 renewal premiums largely reflected higher renewal pricing. Average renewal estimated price increases were in the high-single-digit range during 2025. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums in 2025 grew by $34 million, or 17%, compared with 2024, as we continued to carefully underwrite each policy in a highly competitive market. Other written premiums in 2025 reduced net written premium growth by $6 million more than in 2024 and are primarily premiums that are ceded to reinsurers.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20% of our excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development on the related claims. The table below illustrates that development. For example, the 65.5% accident year 2024 loss and loss expense ratio reported as of December 31, 2024, developed favorably by 4.9 percentage points to 60.6% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2025. Accident year 2023 for the segment developed favorably for the two-year period ending December 31, 2025, as indicated by the progression over time for the ratios in the table. It experienced a small amount of unfavorable development during 2025 and favorable development during 2024.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2025	2024	2023	2025	2024	2023
as of December 31, 2025	$444	$373	$304	63.6%	60.6%	56.2%
as of December 31, 2024		403	304		65.5	56.1
as of December 31, 2023			361			66.6

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement among components of the current accident year loss and loss expense ratio for accident year 2025, compared with 2024. Catastrophe losses added 0.5 percentage points in 2025, 1.3 points in 2024 and 0.7 points in 2023 to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 63.1% ratio for current accident year loss and loss expenses before catastrophe losses for 2025 improved by 1.1 percentage points compared with the 64.2% accident year 2024 ratio measured as of December 31, 2024. The decrease included a 0.4 percentage-point decrease in the ratio for current accident year losses of $2 million or more per claim, shown in the table below.

Cincinnati Financial Corporation - 2025 10-K - Page 76

Excess and surplus lines reserve development on prior accident years was a net favorable $19 million for 2025 and a net unfavorable $8 million for 2024. The net favorable amount for 2025 was primarily for accident year 2024 and was due primarily to lower-than-anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2018, 2017 and 2016, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2018, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $222 million. For those same accident years, at December 31, 2025, the reserve estimate for the remaining unpaid amount equaled $17 million. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable paid and reported loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $2,000,000-$5,000,000	2	4	—	(50)	nm
Large loss prior accident year reserve development	—	—	(2)	nm	100
Total large losses incurred	2	4	(2)	(50)	nm
Losses incurred but not reported	117	87	79	34	10
Other losses excluding catastrophe losses	173	189	170	(8)	11
Catastrophe losses	2	8	3	(75)	167
Total losses incurred	$294	$288	$250	2	15

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $2,000,000-$5,000,000	0.3	0.7	0.0	(0.4)	0.7
Large loss prior accident year reserve development	0.0	0.0	(0.3)	0.0	0.3
Total large loss ratio	0.3	0.7	(0.3)	(0.4)	1.0
Losses incurred but not reported	16.8	14.2	14.6	2.6	(0.4)
Other losses excluding catastrophe losses	24.8	30.8	31.3	(6.0)	(0.5)
Catastrophe losses	0.2	1.2	0.5	(1.0)	0.7
Total loss ratio	42.1%	46.9%	46.1%	(4.8)	0.8

In 2025, total large losses decreased by $2 million, net of reinsurance. The ratio for 2025 large losses as a percent of earned premiums decreased by 0.4 percentage points, compared with 2024. That ratio for 2024 increased by 1.0 points, compared with 2023. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2025 10-K - Page 77

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Commission expenses	$124	$107	$93	16	15
Other underwriting expenses	68	60	48	13	25
Total underwriting expenses	$192	$167	$141	15	18
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	17.8%	17.4%	17.1%	0.4	0.3
Other underwriting expenses	9.7	9.7	9.0	0.0	0.7
Total underwriting expenses ratio	27.5%	27.1%	26.1%	0.4	1.0

Excess and surplus lines commission expense as a percent of earned premiums for 2025 increased compared with 2024, in part due to an increase in the ratio for business factored in for agency profit-sharing agreements with The Cincinnati Insurance Companies. The ratio for 2024 increased compared with 2023, primarily from an increase in the ratio for profit-sharing commissions for agencies. The ratio for other underwriting expenses in 2025 matched the ratio in 2024. The ratio for other underwriting expenses increased slightly in 2024. The three-year period ending in 2025 also reflected ongoing expense management efforts and changes in the pace of premium growth.

Excess and Surplus Lines Insurance Outlook
Strong premium growth continues in both general liability and excess casualty across the excess and surplus lines industry, but net rates remain under pressure. Similar to casualty, large-account property business is softer than small business. We expect to maintain rate increases as we continue to manage competitive markets and challenges such as third-party litigation funding, nuclear verdicts and aggressive plaintiff bar tactics.

Technology remains a key driver of efficiency and data transparency. Our implementation of technology enhancements should continue to decrease data entry time and improve the quality of our analytics, positioning us to realize sustained benefits going forward.

We continue to execute our strategy of delivering superior service and disciplined underwriting across our excess and surplus lines insurance segment. Despite ongoing market challenges, we expect the segment to contribute to profitable growth through careful risk selection and pricing. Our mix of field-based and headquarters-based underwriters and claims managers provides specialized excess and surplus lines expertise, offering additional oversight and technical support and helping to ensure consistent underwriting, claims and loss control practices across the organization.

Cincinnati Financial Corporation - 2025 10-K - Page 78

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Earned premiums	$330	$321	$313	3	3
Fee revenues	6	5	10	20	(50)
Total revenues	336	326	323	3	1
Contract holders' benefits incurred	305	301	316	1	(5)
Investment interest credited to contract holders	(127)	(125)	(121)	(2)	(3)
Underwriting expenses incurred	93	93	87	0	7
Total benefits and expenses	271	269	282	1	(5)
Life insurance segment profit	$65	$57	$41	14	39

Performance highlights for the life insurance segment include:
•Revenues – Earned premiums increased 3% for the year 2025, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, also rose 3%. Net in-force policy face amounts rose 4% to $87.311 billion at year-end 2025 from $84.245 billion at year-end 2024 and $82.361 billion at year-end 2023.
•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in life insurance segment results. A profit of $65 million for our life insurance segment in 2025, compared with $57 million in 2024, was primarily due to increased earned premiums and more favorable mortality experience. A profit of $57 million in 2024 compared with $41 million in 2023 was primarily due to more favorable unlocking of interest rate and other actuarial adjustments and more favorable mortality experience.

Earned premiums increased $9 million in 2025, primarily due to a $7 million increase in term life insurance earned premiums, as shown in the table below.

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Term life insurance	$240	$233	$227	3	3
Whole life insurance	54	52	50	4	4
Universal life and other	36	36	36	0	0
Earned premiums	$330	$321	$313	3	3

Products we market include term, whole and universal life insurance and also fixed annuities. In addition, we offer term and whole life insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 39 life field marketing representatives work in partnership with our property casualty field marketing representatives. Approximately 62% of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:
•Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 76.6% of 2025 total benefits and expenses (inclusive of investment interest credited to contract holders) compared with 76.4% in 2024 and 78.4% in 2023. Total contract holders’ benefits increased in 2025, compared with 2024, largely due to continued growth of in-force policy face amounts and less favorable impacts from the unlocking of interest rate and other actuarial assumptions, partially offset by more favorable mortality experience.
Cincinnati Financial Corporation - 2025 10-K - Page 79

Total contract holder benefits decreased in 2024, compared with 2023, largely due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions. Mortality experience was more favorable in 2025, compared with 2024, and net death claims were below our mortality projections.
•Underwriting expenses incurred, net of deferred acquisition costs, accounted for 23.4% of 2025 total benefits and expenses (inclusive of investment interest credited to contract holders) compared with 23.6% in 2024 and 21.6% in 2023. Expenses in 2025 decreased by less than 1%, compared with 3% growth in earned premiums. Expenses in 2024 increased 7%, compared with 3% growth in earned premiums. The 2025 decrease in underwriting expenses was largely due to lower general insurance expense levels. The 2024 increase in underwriting expenses was largely due to higher general insurance expense levels and increased amortization of deferred policy acquisition costs.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $106 million in 2025, compared with $91 million in 2024 and $75 million in 2023. The life insurance subsidiary portfolio had after-tax net investment losses of $5 million in 2025 compared with $6 million in 2024 and $7 million in 2023. Investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We believe the life insurance market remains attractive from both a macro view and as a valuable complement to our property casualty operation. Life insurance ownership remains low compared to historical levels and research continues to show that people prefer to buy their life insurance from a professional agent. Our strong agency relationships and expanding base of agencies give us a competitive edge in marketing our life products.

We have developed the practice of reviewing and adopting new technology into our business, with an eye on continuous improvement of our operations. We also continue to shorten the time it takes to underwrite new business, helping to remove one of the main hurdles that discourage property casualty agents from offering life products. Our overarching strategy with technology is to enhance our associates’ ability to serve our agents and customers by allowing them to focus on solving problems rather than simply processing transactions.

Within the life insurance market, we continue to view the voluntary life space as particularly attractive. With our large commercial lines presence, our agencies have tremendous opportunities to serve the employees of these businesses with a simple, voluntary life product. We have an expanding team of associates who conduct enrollments on behalf of our agencies, allowing us to grow this business at an attractive rate. In addition, these accounts often lead to business life insurance opportunities that are designed to ensure the viability of the businesses in the event of a death of a key employee or business owner.

Cincinnati Financial Corporation - 2025 10-K - Page 80

Investments Results

Overview – Three-Year Highlights
Investments Results

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Total investment income, net of expenses	$1,165	$1,025	$894	14	15
Investment interest credited to contract holders	(127)	(125)	(121)	(2)	(3)
Investment gains and losses, net	1,442	1,391	1,127	4	23
Investments profit, pretax	$2,480	$2,291	$1,900	8	21

The investments segment contributes investment income and investment gains and losses to results of operations. Investment income is generally our primary source of pretax and after-tax profits.
•Investment income – Pretax investment income grew $140 million, or 14%, in 2025, primarily due to an increase in interest income. Interest income grew 19% in 2025, compared with 2024, as net purchases of fixed-maturity securities in recent years and higher average yields for bonds are working to generally offset effects of the low interest rate environment for several years prior to 2022. Dividend income decreased 1% in 2025, compared with 2024. Dividend rates generally have increased, although more slowly than in prior years. Larger than usual net sales of equity securities during the second half of 2024 unfavorably affected dividend income during 2025. Pretax investment income rose 15% in 2024, including increases in interest and dividend income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.
•Investment gains and losses – We reported an investment gain in 2025, 2024 and 2023, primarily due to favorable changes in fair values of equity securities even though we continue to hold the securities or as otherwise required by GAAP.

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

Cincinnati Financial Corporation - 2025 10-K - Page 81

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

Total investment return of 10.2% in 2025 was higher than the 9.3% return in 2024. The 2025 contribution from the investment income component was enhanced by the net favorable effect of the investment gains and losses components. Comparing contributions for 2025 with 2024, investment income rose $140 million, investment gains increased by $51 million and the invested assets net change in unrealized gains and losses increased by $355 million. The base component of the return calculation, annual average invested assets, was up 11% in 2025. For 2024 compared with 2023, total investment return of 9.3% in 2024 was lower than the 9.9% return in 2023, and included increases in investment income, investment gains, and annual average invested assets. The base component of the return calculation, annual average invested assets, increased 13% in 2024.

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$16,182	$13,791	$12,132	17	14
Equity securities	11,185	10,989	9,841	2	12
Short-term investments	298	—	—	nm	nm
Other invested assets	713	577	452	24	28
Invested assets beginning balance	28,378	25,357	22,425	12	13
Average acquisitions (dispositions), net	817	875	779	(7)	12
Annual average invested assets	$29,195	$26,232	$23,204	11	13

Total investment return:
Investment income, net of expenses	$1,165	$1,025	$894	14	15
Investment gains and losses, net	1,442	1,391	1,127	4	23
Total invested assets change in unrealized gains and losses	372	17	277	nm	(94)
Total	$2,979	$2,433	$2,298	22	6

Total return on invested assets, pretax	10.2%	9.3%	9.9%

Cincinnati Financial Corporation - 2025 10-K - Page 82

Investment Income
The primary drivers of investment income are highlighted below, followed by additional details of our investment results.
•Interest income increased by $142 million, or 19%, in 2025, compared with 2024. The average fixed-maturity pretax yield increased by 26 basis points in addition to a larger fixed-maturity portfolio that rose 13% on an average amortized cost basis. Interest income in 2024 increased by $133 million, compared with 2023, when that yield increased by 28 basis points while the portfolio rose 15% on an amortized cost basis.
•Dividend income decreased $3 million, or 1%, in 2025. Larger than usual net sales of equity securities during the second half of 2024 unfavorably affected dividend income in 2025. That effect was partially offset by net purchases of equity securities and dividend rates that have generally been increasing, although more slowly in recent quarters. Dividend income rose $1 million, or less than 1%, in 2024 reflecting dividend rates that generally increased, minor asset allocations and larger than usual net sales of equity securities during the second half of 2024.

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Investment income:
Interest	$875	$733	$600	19	22
Dividends	280	283	282	(1)	0
Other	27	25	25	8	0
Less investment expenses	17	16	13	6	23
Investment income, pretax	1,165	1,025	894	14	15
Less income taxes	200	172	145	16	19
Total investment income, after-tax	$965	$853	$749	13	14

Investment returns:
Average invested assets plus cash and cash equivalents	$31,655	$28,374	$25,685
Average yield pretax	3.68%	3.61%	3.48%
Average yield after-tax	3.05	3.01	2.92
Effective tax rate	17.2	16.8	16.2

Fixed-maturity returns:
Average amortized cost	$17,743	$15,697	$13,670
Average yield pretax	4.93%	4.67%	4.39%
Average yield after-tax	4.02	3.83	3.62
Effective tax rate	18.4	18.0	17.5

In 2025, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. As bonds in our generally laddered portfolio mature or are called over the near term, we reinvest with a balanced approach, keeping in mind our long-term strategy and pursuing attractive risk-adjusted after-tax yields. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We continually perform fundamental analysis of both industry and company-specific opportunities as well as the potential impact from changes in the interest rate environment and the potential for elevated inflation.

Cincinnati Financial Corporation - 2025 10-K - Page 83

The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

(Dollars in millions)		Principal
At December 31, 2025	% Yield	redemptions
Fixed-maturity yield profile:
Expected to mature during 2026	4.73%	$950
Expected to mature during 2027	5.17	1,052
Expected to mature during 2028	5.38	1,180
Average yield and total expected redemptions from 2026 through 2028	5.12	$3,182

The average pretax yield of 5.60% for fixed-maturity securities acquired during 2025, shown in the table below, was higher than the 5.11% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2025.

	Years ended December 31,
	2025	2024
Average pretax yield-to-amortized cost on new fixed maturities:
Acquired taxable fixed maturities	5.70%	5.78%
Acquired tax-exempt fixed maturities	4.68	4.15
Average total fixed maturities acquired	5.60	5.66

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Cincinnati Financial Corporation - 2025 10-K - Page 84

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is reported in net income, as disclosed in Note 1, Summary of Significant Accounting Policies. Total investment gains and losses in 2025 included $1.448 billion of net gains from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income (OCI) instead of net income. Change in unrealized gains or losses for fixed-maturity securities are included as a component of OCI. Accounting requirements for the allowance for credit losses and impairment charges for write-downs of impaired securities in the fixed-maturity portfolio are disclosed in Item 8, Note 1 of the Consolidated Financial Statements. The factors we consider when evaluating impairments are also discussed in Critical Accounting Estimates, Asset Impairment.
The timing of gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value.

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax total investment gains in 2025, 2024 and 2023 were largely due to favorable changes in fair values of equity securities, even though we continue to hold the securities, as shown in the table below. Additional information about investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Investment gains and losses
Equity securities:
Investment gains and losses on securities sold, net	$(13)	$181	$(17)
Unrealized gains and losses on securities still held, net	1,448	1,275	1,168
Subtotal	1,435	1,456	1,151
Fixed-maturity securities:
Gross realized gains	7	5	4
Gross realized losses	(2)	(95)	(5)
Change in allowance for credit losses, net	(30)	(26)	(17)
Write-down of impaired securities with intent to sell	—	—	(4)
Subtotal	(25)	(116)	(22)
Other	32	51	(2)
Total investment gains and losses reported in net income	$1,442	$1,391	$1,127
Change in unrealized investment gains and losses reported in OCI
Fixed-maturity securities	372	17	277
Total	$1,814	$1,408	$1,404

There were no fixed maturity securities written down to fair value, due to an intention to be sold, for the years ended December 31, 2025 and 2024. There was one taxable fixed maturity within the real estate sector written down to fair value, due to an intention to be sold with an impairment amount of $4 million for the year ended December 31, 2023.

Cincinnati Financial Corporation - 2025 10-K - Page 85

Investments Outlook
Equity markets experienced volatility in 2025 from factors such as growth driven by AI, uncertainty related to U.S. trade and tariff policy and government shutdowns. Our focus on managing our portfolio for the long term kept us well positioned to maneuver through short-term fluctuations.

Heading into 2026, we see signs of resilient economic growth and moderating inflation with expectations for Federal Reserve actions that may lower interest rates. While this indicates a favorable investment environment, we must be prepared for changing conditions or other challenges.

Our consistent style and disciplined focus enable us to execute a balanced approach to seek both growth of investment income and portfolio appreciation. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.
Cincinnati Financial Corporation - 2025 10-K - Page 86

Other
Total revenues in 2025 and 2024 for our Other operations increased, compared with the respective prior-year periods, primarily due to higher earned premiums from Cincinnati Re and Cincinnati Global in total. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other increased in 2025 and 2024, with the change for both years primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re and Cincinnati Global.

Other income in the table below represents profit or losses before income taxes. For 2025, 2024 and 2023, Other income was driven by underwriting profit for Cincinnati Re and Cincinnati Global. Net results for the combination of Cincinnati Re and Cincinnati Global were an underwriting profit of $88 million in 2025, $158 million in 2024 and $183 million in 2023.

Cincinnati Re represented 65% of Other earned premiums in 2025 and 27% of underwriting profit. Earned premiums in 2025, compared with 2024, grew 2%. The mix of 2025 earned premiums for Cincinnati Re by primary type of insured exposures included 49% for casualty, 35% for property and 16% for specialty. Cincinnati Re in total generated an underwriting profit of $24 million in 2025, $86 million in 2024 and $118 million in 2023.

Cincinnati Global represented 35% of Other earned premiums in 2025 and 73% of underwriting profit. In 2025, earned premiums rose 15%, compared with 2024. Underwriting profit for Cincinnati Global was $64 million in 2025, $72 million in 2024 and $65 million in 2023.

(Dollars in millions)	Years ended December 31,			2025-2024	2024-2023
	2025	2024	2023	Change %	Change %
Interest and fees on loans and leases	$11	$9	$8	22	13
Earned premiums	893	844	795	6	6
Other revenues	10	6	5	67	20
Total revenues	914	859	808	6	6
Interest expense	53	53	54	0	(2)
Loss and loss expenses	521	435	379	20	15
Underwriting expenses	284	251	233	13	8
Operating expenses	34	32	25	6	28
Total expenses	892	771	691	16	12
Other income	$22	$88	$117	(75)	(25)

Cincinnati Financial Corporation - 2025 10-K - Page 87

Taxes
We had a $587 million income tax expense in 2025, compared with $566 million in 2024 and $433 million in 2023. The corporate effective tax rate for 2025 was 19.7% compared with 19.8% in 2024 and 19.0% in 2023.

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

Cincinnati Financial Corporation - 2025 10-K - Page 88

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

Parent Company Liquidity
At December 31, 2025, the parent company had $5.568 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The parent company’s primary sources of cash inflows are dividends from our lead insurance subsidiary, investment income and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases, and general operating expenses. To support our shareholders' dividend payment, we could use subsidiary dividends, our line of credit or sell a portion of our marketable securities.

The table below shows a summary, by the direct cash flow method, of the major sources and uses of cash flow of the parent company.

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Sources of liquidity:
Subsidiary dividends received	$565	$300	$526
Investment income received	121	121	107
Proceeds from stock options exercised	10	10	9
Uses of liquidity:
Shareholders' dividend payments	$525	$490	$454
Share repurchases	205	126	67
Debt interest payments	52	52	52

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

Cincinnati Financial Corporation - 2025 10-K - Page 89

Insurance Subsidiary Liquidity
The parent company’s lead insurance subsidiary largely represents the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2025, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results, other than fluctuations in catastrophe claims and other large losses, either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Premiums collected	$9,879	$8,895	$7,785
Loss and loss expenses paid	(4,991)	(4,381)	(4,276)
Commissions and other underwriting expenses paid	(2,865)	(2,607)	(2,287)
Cash flow from underwriting	2,023	1,907	1,222
Investment income received	857	714	609
Cash flow from operations	$2,880	$2,621	$1,831

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of calls or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2026, fair value of $4.572 billion, or 25.0%, of our fixed-maturity and short-term portfolio is scheduled to mature. At December 31, 2025, we had $12.373 billion of common stock securities, with $5.123 billion, or 41%, held by the parent company.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required it. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing, although we may use the line of credit to fund short-term cash needs.

Cincinnati Financial Corporation - 2025 10-K - Page 90

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2025, was $793 million and included:
•$28 million aggregate principal amount of 6.900% senior debentures due 2028.
•$391 million aggregate principal amount of 6.920% senior debentures due 2028.
•$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by four independent rating agencies. On September 3, 2025, Fitch Ratings upgraded our parent company debt rating to A from A-. No additional changes to our parent company debt ratings occurred during 2025. At February 20, 2026, our debt ratings from the rating agencies were: a from A.M. Best, A from Fitch, A3 from Moody’s and BBB+ from S&P.

Note Payable
On October 10, 2025, we terminated our $300 million credit agreement, which was due to expire on February 4, 2026, and simultaneously entered into a new $400 million unsecured revolving credit agreement expiring on October 10, 2030, with two optional one-year extensions. The credit facility is fully subscribed among four lenders and includes a $400 million accordion feature, a $400 million sublimit for letters of credit, and a $75 million sublimit for swing line loans. The debt-to-total-capital ratio covenant threshold remains at 35%. We had $25 million borrowed at both December 31, 2025 and 2024. At year-end 2025, we were in compliance with all covenants under the credit agreement and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating.

Capital Resources
Capital resources, consisting of shareholders’ equity and total debt, represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2025, we had total capital of $16.726 billion. Shareholders’ equity was $15.911 billion, an increase of $1.976 billion, or 14%, from the prior year. Our total debt was $815 million, unchanged from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2025, the ratio was 4.9%, compared with 5.5% at year-end 2024.

At times we enter into letter of credit agreements to support our Cincinnati Re and Cincinnati Global operations. On December 23, 2024, we entered into a reimbursement agreement to allow for issuances of letters of credit necessary for the operations of Cincinnati Re, not to exceed $25 million. No amounts were drawn at December 31, 2025 or 2024. On September 12, 2024, we terminated our unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyds. We replaced the letter of credit agreement with common equities, bringing total common equities held in Lloyd's trust accounts to $229 million, at December 31, 2025.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.
•Dividends to shareholders – The ability of our company to continue paying cash dividends is subject to factors the board of directors deems relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 25% of net income as dividends. Through 2025, the board had increased our cash dividend for 65 consecutive years. The board's decision in January 2026 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.
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
Cincinnati Financial Corporation - 2025 10-K - Page 91

repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments, such as commissions paid to our agents, including profit-sharing, and other commissions. We have other commitments for business expenditures, such as $399 million we expect to fund for our private equity and real estate investments, as well as $52 million for current income tax payable. However, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations
At December 31, 2025, we estimated our significant future contractual obligations as follows:

(Dollars in millions)	Year	Years	There-
Payment due by period	2026	2027-2030	after	Total
Gross property casualty loss and loss expense payments	$3,725	$5,735	$1,990	$11,450
Gross life policyholder obligations	131	436	5,494	6,061
Long-term debt	—	419	374	793
Interest on long-term debt	52	135	80	267
Commissions	609	—	—	609
Other liabilities	114	66	7	187
Total	$4,631	$6,791	$7,945	$19,367

Liquidity and Capital Resources Outlook
At December 31, 2025, we had $1.431 billion in cash and cash equivalents. During 2026, our lead insurance subsidiary may pay a maximum of $975 million in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash and cash equivalents provide adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve underwriting profit. Our GAAP combined ratio averaged 93.9% over the five-year period 2021 through 2025, resulting in strong underwriting profits.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations, including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2026 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $655 million reinsurance recoverable asset at December 31, 2025. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Cincinnati Financial Corporation - 2025 10-K - Page 92

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $11.450 billion is lower than loss and loss expense reserves of $11.507 billion reported on our balance sheet at December 31, 2025. The $57 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and for other parts of our property casualty insurance operations, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $1.513 billion increase in total gross reserves included a $291 million increase in case loss reserves, a $891 million increase in IBNR loss reserves and a $331 million increase in loss expense reserves. The increase in total gross reserves included $444 million for our commercial casualty line of business, $151 million for our commercial auto line of business, $229 million for our homeowner line of business, $190 million for excess and surplus lines and $150 million for Cincinnati Re.

Cincinnati Financial Corporation - 2025 10-K - Page 93

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2025
Commercial lines insurance:
Commercial casualty	$1,246	$1,736	$905	$3,887	34.0%
Commercial property	210	195	109	514	4.5
Commercial auto	448	455	185	1,088	9.5
Workers' compensation	369	595	101	1,065	9.3
Other commercial	172	73	193	438	3.8
Subtotal	2,445	3,054	1,493	6,992	61.1
Personal lines insurance:
Personal auto	314	152	135	601	5.2
Homeowner	330	235	130	695	6.1
Other personal	120	259	10	389	3.4
Subtotal	764	646	275	1,685	14.7
Excess and surplus lines	407	544	348	1,299	11.4
Cincinnati Re	218	1,003	8	1,229	10.7
Cincinnati Global	111	131	3	245	2.1
Total	$3,945	$5,378	$2,127	$11,450	100.0%

At December 31, 2024
Commercial lines insurance:
Commercial casualty	$1,121	$1,498	$824	$3,443	34.7%
Commercial property	251	199	90	540	5.4
Commercial auto	423	355	159	937	9.4
Workers' compensation	389	564	89	1,042	10.5
Other commercial	159	45	137	341	3.4
Subtotal	2,343	2,661	1,299	6,303	63.4
Personal lines insurance:
Personal auto	260	106	100	466	4.7
Homeowner	244	134	88	466	4.7
Other personal	102	166	9	277	2.8
Subtotal	606	406	197	1,209	12.2
Excess and surplus lines	395	425	289	1,109	11.2
Cincinnati Re	191	880	8	1,079	10.8
Cincinnati Global	119	115	3	237	2.4
Total	$3,654	$4,487	$1,796	$9,937	100.0%

Cincinnati Financial Corporation - 2025 10-K - Page 94

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $136 million of net loss and loss expense reserves for asbestos and environmental claims at year-end 2025, compared with $119 million at year-end 2024. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates.

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

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate stochastic reserving model. At year-end 2025, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2026 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $438 million at year-end 2025 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates to settle claims and pay losses as quickly as is practical, and we made $4.991 billion of net claim payments during 2025. At year-end 2025, total net property casualty reserves of $11.012 billion reflected $3.700 billion in unpaid amounts on reported claims (case reserves), $2.119 billion in loss expense reserves and $5.193 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Cincinnati Financial Corporation - 2025 10-K - Page 95

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 5.8 years at year-end 2025. By contrast, the duration of our loss and loss expense reserves was approximately 3.6 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $10.073 billion to $11.141 billion at year-end 2025, with the company carrying net reserves of $11.012 billion. The range was $8.948 billion to $9.816 billion at year-end 2024, with the company carrying net reserves of $9.668 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2025 and 2024. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2025 and 2024 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2025 10-K - Page 96

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2025, 2024 and 2023 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Other	Totals
As of December 31, 2025
2024 accident year	$(158)	$(46)	$(30)	$(41)	$(275)
2023 accident year	(22)	20	—	(6)	(8)
2022 accident year	2	10	6	6	24
2021 accident year	3	7	2	(5)	7
2020 accident year	34	—	1	(1)	34
2019 accident year	22	5	(1)	5	31
2018 and prior accident years	(11)	—	3	(1)	(9)
(Favorable)/unfavorable	$(130)	$(4)	$(19)	$(43)	$(196)

As of December 31, 2024
2023 accident year	$(217)	$(52)	$(57)	$(43)	$(369)
2022 accident year	(89)	6	5	15	(63)
2021 accident year	(5)	17	21	(38)	(5)
2020 accident year	24	1	14	(7)	32
2019 accident year	43	3	8	(2)	52
2018 accident year	25	1	6	2	34
2017 and prior accident years	81	(2)	11	(7)	83
(Favorable)/unfavorable	$(138)	$(26)	$8	$(80)	$(236)

As of December 31, 2023
2022 accident year	$(67)	$(45)	$(16)	$(9)	$(137)
2021 accident year	(29)	(5)	—	13	(21)
2020 accident year	(42)	(1)	(7)	(18)	(68)
2019 accident year	5	(3)	4	—	6
2018 accident year	(3)	(3)	(1)	(1)	(8)
2017 accident year	(6)	(5)	4	—	(7)
2016 and prior accident years	19	(2)	5	(2)	20
(Favorable)/unfavorable	$(123)	$(64)	$(11)	$(17)	$(215)

Overall favorable development for consolidated property casualty reserves of $196 million in 2025 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2025 10-K - Page 97

Favorable reserve development was $126 million for our commercial property line of business, $65 million for our workers' compensation line of business and $49 million for our homeowner line of business. Unfavorable, or adverse, reserve development included $41 million for our commercial auto line of business, $36 million for our other personal line of business and $21 million for our commercial casualty line of business. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.
•Commercial casualty – During 2025 and 2024, we experienced unfavorable development on prior accident years in aggregate, driven by general liability and commercial umbrella coverages. Loss emergence for general liability and commercial umbrella claims rose more than anticipated and reflected economic or other forms of inflation. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. We continue to monitor activity for various commercial casualty coverages so we can detect changes in trends on a timely basis.
•Workers’ compensation – We experienced favorable reserve development again during 2025, for all prior accident years in aggregate, as claim frequencies continued to decline more than we expected. However, we continue to monitor this line of business closely, as a sudden increase in trend for future payments has a highly leveraged effect.
•Commercial auto – Ultimate losses developed unfavorably during calendar year 2025 and favorably during calendar year 2024, for all prior accident years in aggregate. We believe inflation in recent years and reduced driving during the pandemic caused deviations from historical loss patterns. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
•Commercial property and homeowner – Loss emergence was less than anticipated for both 2025 and 2024. The majority of homeowner favorable reserve development for both years related to natural catastrophe events with inherently variable loss patterns. For commercial property, catastrophe events accounted for a significant portion, but less than half, of the favorable reserve development for both years.
•Other personal – Personal umbrella claims were the primary driver of unfavorable development on prior accident years in aggregate during 2025 within the other personal line of business. Loss emergence for personal umbrella claims rose more than anticipated and reflected economic or other forms of inflation. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves increased $190 million from year-end 2024, largely due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Net reserve development was a favorable $19 million during 2025, following unfavorable development of $8 million during 2024 and favorable development of $11 million during 2023. Approximately 89% of our excess and surplus lines insurance premiums are for commercial casualty coverages. In 2025, loss emergence for claims was less than anticipated but still reflected economic or other forms of inflation, similar to our commercial casualty line of business. Unfavorable reserve development following a period of favorable development, or vice-versa, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2025 10-K - Page 98

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $180 million at year-end 2025. As discussed in 2026 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2025, ceded death benefits represented approximately 31% of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $6.061 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.969 billion (total of life insurance policy reserves and separate account policy reserves). A significant portion of the difference can be attributed to the time value of money.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy and investment contract reserves were $2.992 billion at year-end 2025, compared with $2.960 billion at year-end 2024. The increase was primarily due to a decrease in market value discount rates and continued growth in net in-force life insurance policy face amounts. We establish reserves for traditional life insurance policies based on certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. We use both our own experience and industry experience adjusted for historical trends in arriving at our cash flow assumptions.

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

Cincinnati Financial Corporation - 2025 10-K - Page 99

Modeled Catastrophe Loss Exposure
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event is a risk to the company's liquidity and financial strength. To control such losses, we limit marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal and wildfire regions. Examples of this include limiting our earthquake writings in the New Madrid region or leveraging more restrictive terms and conditions through the use of our excess and surplus company in higher risk areas for wildfire or hurricane. Loss exposures in these areas have been identified as a major contributor to our catastrophe probable maximum loss estimates. We also continually review aggregate exposures to large disasters and purchase reinsurance protection to cover these exposures. For business other than Cincinnati Re and Cincinnati Global, we use the Risk Management Solutions (RMS) and Verisk models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. Examples include deterministic modeling of probable maximum loss contribution from growth in new geographic territories.

To help determine appropriate reinsurance coverage for hurricane, earthquake and severe convective storm exposures, for business other than Cincinnati Re and Cincinnati Global, we use the RMS and Verisk models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2025, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2025. Net losses are net of reinsurance, estimated reinstatement premiums and income taxes, assuming a 21% federal tax rate, and assume our 2026 reinsurance programs apply.
According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and also income taxes, and including the effects of estimated reinstatement premiums: $632 million for a once-in-a-100-year event and $987 million for a once-in-a-250-year event.

For business other than Cincinnati Re and Cincinnati Global:

(Dollars in millions)	RMS Model			Verisk Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2025	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$745	$306	1.9%	$846	$318	2.0%
1.0% (1 in 100 year event)	1,201	361	2.3	1,358	379	2.4
0.4% (1 in 250 year event)	2,011	499	3.1	2,167	617	3.9
0.2% (1 in 500 year event)	2,844	1,112	7.0	2,994	1,269	8.0

The modeled losses according to RMS in the table are based on its RiskLink version 25 catastrophe model and use a long-term storm catalog methodology. The modeled losses according to Verisk in the table are based on its Touchstone® version 12.0 catastrophe model and use a long-term methodology. The Verisk and RMS storm catalogs include decades of documented weather events used in simulations for probable maximum loss projections.

Based on treaties in effect at January 1, 2026, the largest loss exposure to us for Cincinnati Re is from natural catastrophe events. That exposure includes probable maximum loss estimates of the following amounts: $242 million for a once-in-a-100-year event and $324 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, estimated reinstatement premiums and applicable reinsurance ceded, including any retrocessions for reinsurance assumed, and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Verisk Touchstone® version 12.0 catastrophe model.

Cincinnati Financial Corporation - 2025 10-K - Page 100

For Cincinnati Re:

(Dollars in millions)	Standalone Basis
		Percent
	Net	of total
Probability at December 31, 2025	losses	equity
1.0% (1 in 100 year event)	$242	1.5%
0.4% (1 in 250 year event)	324	2.0%

At January 1, 2026, the largest loss exposure to us for Cincinnati Global is from natural catastrophe events. Cincinnati Global's exposure from such events includes probable maximum loss estimates of the following amounts: $33 million for a once-in-a-100-year event and $61 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, applicable reinsurance ceded and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Verisk Touchstone® version 12.0 catastrophe model.

For Cincinnati Global:

(Dollars in millions)	Standalone Basis
		Percent
	Net	of total
Probability at December 31, 2025	losses	equity
1.0% (1 in 100 year event)	$33	0.2%
0.4% (1 in 250 year event)	61	0.4%

Cincinnati Financial Corporation - 2025 10-K - Page 101

2026 Reinsurance Ceded Programs
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

For 2026, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Hannover Ruck SE, Munich Reinsurance America, Partner Reinsurance Company of the U.S., Transatlantic Reinsurance Company and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A+ (Superior) or better as of December 31, 2025. Our property catastrophe program is subscribed through a broker by reinsurers from the U.S., Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 15% of total participation, is the Lloyd's of London placement that features numerous syndicates. Some of the other reinsurers with large participation in the program include Partner Reinsurance Company Ltd., Mapfre Re, Chubb Tempest Reinsurance Ltd. and Lancashire Insurance Company Limited.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2025 and the total receivable amount at year-end 2024. Michigan Catastrophic Claims Association is a mandatory nonprofit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies, which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that have an applicable rating.

(Dollars in millions)	2025		2024
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
General Reinsurance Corporation	$53	A++	$28	A++
Hannover Ruck SE	47	A+	35	A+
Munich Reinsurance America	46	A+	43	A+
Hartford Steam Boiler Inspection & Insurance Company	38	A++	35	A++
Michigan Catastrophic Claims Association	27	NA	30	NA

Primary components of the 2026 property and casualty reinsurance programs are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.
•Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $15 million of each loss. Losses between $15 million and $50 million are reinsured at 100%. The 2026 ceded premium estimate was $54 million, compared with $52 million for the 2025 estimate.
•Property excess treaty – We purchased a property reinsurance treaty that provides an additional $75 million in protection for certain property losses. This treaty, along with the property per risk treaty, provides a total of $125 million of protection. The 2026 ceded premium estimate was approximately $14 million, matching the 2025 estimate.
•Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100%. The 2026 ceded premium estimate was $23 million, compared with $21 million for the 2025 estimate.
•Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $55 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $80 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage
Cincinnati Financial Corporation - 2025 10-K - Page 102

losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2026 ceded premium estimate was approximately $5 million, matching the 2025 estimate.
•Property catastrophe treaty – To protect against catastrophic events such as wind and hail, wildfires, winter storms, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $2.000 billion. This treaty and our property and casualty treaties contain exclusions for communicable disease and cyber losses. Aggregation of losses into one event, sometimes referred to as an hours clause, varies by peril. For example, the general provision in this treaty is 168 hours, but it is 96 hours for a riot or civil commotion event. Losses from the same occurrence can be aggregated into one limit over the hour period applicable to the peril causing the loss and applied to the treaty towards recovery. The treaty is effective January 1, 2026, and contains one reinstatement provision. The 2026 ceded premium estimate was $108 million, compared with $98 million for the 2025 estimate when the limit of coverage was $1.500 billion. We retain the first $200 million of any loss, and a share of losses up to $2.000 billion.
Effective July 1, 2025, we purchased an additional layer on our 2025 property catastrophe reinsurance treaty with a limit of $300 million, increasing the total limit from $1.500 billion to $1.800 billion. We can recover up to $129 million under this coverage for a loss between $1.500 billion and $1.800 billion for a covered event occurring prior to July 1, 2026. The provisions of this additional layer are similar to those in the other layers of the 2025 property catastrophe treaty. The annual ceded premiums for this additional coverage are estimated to be less than $5 million.
•Catastrophe bonds – Effective January 2026, we purchased collateralized reinsurance funded through the issuance of collateralized insurance-linked securities, also known as catastrophe bonds. We entered into a reinsurance agreement with Skyline Re II Ltd. ("Skyline"), an independent Bermuda company registered as a special purpose insurer under the Bermuda Insurance Act of 1978. This agreement provides up to $150 million in reinsurance protection for an event between $1.000 billion and $1.800 billion with no reinstatement provision. This agreement is generally designed to supplement coverage provided under the property catastrophe treaty, however, terrorism and strike, riot, or civil commotion events are not covered. Skyline issued notes to unrelated investors for a total principal amount of $150 million, equal to the full reinsurance coverage provided under the reinsurance agreement. The proceeds of the issuance were deposited into a reinsurance trust account. The catastrophe bonds expire in January 2030. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts.

As of January 1, 2026, the table below shows the maximum reinsurance coverage percentage and the share we retain for a single event across each layer of our property catastrophe program, excluding losses from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Maximum percentage of loss covered by reinsurance and company retention
Gross loss amount	Property catastrophe treaty	Catastrophe bond	Company retention	Total
$0 - $200	—%	—%	100.00%	100%
$200 - $300	36.00	—	64.00	100
$300 - $400	82.00	—	18.00	100
$400 - $700	90.00	—	10.00	100
$700 - $1,000	90.00	—	10.00	100
$1,000 - $1,500	69.60	18.75	11.65	100
$1,500 - $1,800	71.25	18.75	10.00	100
$1,800 - $2,000	53.41	—	46.59	100

After reinsurance, our maximum exposure to a catastrophic event that causes $2.000 billion in covered losses in 2026 would be $523 million, compared with retention of $803 million as of July 1, 2025, for an event causing $2.000 billion in covered losses. The largest catastrophe loss event in our history occurred during 2025 from the January 7-28 California wildfires. Our losses from that event, including losses from Cincinnati Re and Cincinnati Global, were estimated to be $942 million, before reinsurance, as of December 31, 2025. The second largest catastrophe loss event occurred during 2022 from a December 21-31 winter storm system that affected many states in the U.S. Our losses from that storm were estimated to be $247 million, before reinsurance, as of December 31, 2024.
Cincinnati Financial Corporation - 2025 10-K - Page 103

Individual risks with insured values in excess of $125 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure commercial property coverage for individual risks with insured values between $125 million and $365 million under an automatic facultative agreement. For commercial property risks with property values exceeding $365 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

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

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions. The most recent extension was signed into law on December 20, 2019, and is scheduled to expire on December 31, 2027. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2025 was $815 million (20% of 2024 subject premiums), and we estimate it is $888 million (20% of 2025 subject premiums) for 2026.

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

Certain earthquake risks are also covered by a quota share reinsurance arrangement for personal lines and commercial lines risks in California that we insure through excess and surplus lines policies. We cede all of the related premiums to a reinsurer, therefore transferring substantially all of that risk. Ceded premiums for this treaty in 2025 totaled $3 million.

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

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2026 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:
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
Cincinnati Financial Corporation - 2025 10-K - Page 104

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

For property or casualty risks with limits exceeding $6 million, underwriters place facultative reinsurance coverage on an individual certificate basis.

Cincinnati Life, our life insurance subsidiary, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. Our corporate retention is $2 million on a single life. For our core term life insurance line of business, effective January 15, 2025, we doubled our retention to $2 million for issue ages up to 61 years on new term life insurance sales, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. For issue ages 61 years or older, our retention is now $1 million. Prior to January 15, 2025, and after November 1, 2015, we retained $1 million for issue ages up to 61 years on term life insurance sales. For issue ages 61 years or older, our retention was $500,000. Prior to November 1, 2015, and after 2004, we retain $500,000 per life. For term life insurance business written prior to 2005, we retain 10% to 25% of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2025 and 2024. Insurer financial strength ratings are also shown.

(Dollars in millions)	2025			2024
Name of reinsurer	Total receivable	Rating agency	Rating	Total receivable	Rating Agency	Rating
Swiss Re Life & Health America, Inc.	$53	A.M. Best	A+	$58	A.M. Best	A+
General Re Life Corporation	49	A.M. Best	A++	49	A.M. Best	A++
Lincoln National Life Insurance Company	21	A.M. Best	A	25	A.M. Best	A
Hannover Life Reassurance Co. of America	14	A.M. Best	A	12	A.M. Best	A
Employers Reassurance Corporation	13	S&P	BBB+	13	S&P	BBB+

Cincinnati Financial Corporation - 2025 10-K - Page 105

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
Cincinnati Financial Corporation - 2025 10-K - Page 106

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
Cincinnati Financial Corporation - 2025 10-K - Page 107

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

Risks and uncertainties are further discussed in Item 1A, Risk Factors.
Cincinnati Financial Corporation - 2025 10-K - Page 108

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Introduction
Market risk is the potential for a decrease in securities value resulting from broad yet uncontrollable forces such as inflation, economic growth, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risk categories that, when combined, create a macroeconomic impact. These risk categories include political, regulatory, economic and interest-rate risks. Company-specific risk is the potential for a particular issuer to experience a decline in value due to the impact of sector or market risk on the holding or because of issues specific to the firm. These risk categories include fraud, credit and default risks. The company accepts and manages risks in its investment portfolio as part of the means of achieving portfolio objectives.

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

Cincinnati Financial Corporation - 2025 10-K - Page 109

Fixed-Maturity Securities Investments
For both taxable and tax-exempt fixed-maturity securities, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. We address this risk by attempting to construct a generally laddered maturity schedule that allows us to reinvest cash flows at prevailing rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, we address this risk by performing credit analysis and monitoring as well as maintaining a diverse portfolio of holdings.

As discussed in Item 1, Our Segments, Investments Segment, investment-grade fixed-maturity securities represented 97.5% of the portfolio. Further, of our $14.010 billion taxable fixed-maturity portfolio, $9.505 billion were investment-grade corporate securities with only $307 million being noninvestment-grade. For these noninvestment-grade holdings, the primary risk is credit risk. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. This puts more emphasis on the financial results achieved by the issuer rather than on general economic trends or statistics within the marketplace. We address this concern by analyzing issuer- and industry-specific financial results and by closely monitoring holdings within this asset class.

In addition to interest rate risk, the primary risk related to tax-exempt bonds is political risk associated with the specific environment within the boundaries of the issuing municipal entity. We address this concern by focusing on municipalities’ general-obligation debt and on essential-service bonds. Essential-service bonds derive a revenue stream from municipal services that are vital to the people living in the area (water service, sewer service, etc.). Another risk related to tax-exempt bonds is regulatory risk or the potential for legislative changes that would negate the benefit of owning tax-exempt bonds. We monitor regulatory activity for situations that may negatively affect current holdings and our ongoing strategy for investing in these securities.

A less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit or authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Our Segments, Investments Segment.

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

The table below summarizes the effect of an instantaneous hypothetical change in interest rates on the fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2025	$20,177	$19,142	$18,123	$17,008	$15,891
At December 31, 2024	$17,750	$16,967	$16,182	$15,317	$14,433

Cincinnati Financial Corporation - 2025 10-K - Page 110

The effective duration of the fixed-maturity portfolio was 5.6 years at year-end 2025, up from 5.0 years at year-end 2024. A 100-basis-point movement in interest rates would result in an approximately 5.9% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Short-Term Investments
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At year-end 2025, we had $148 million of short-term investments compared with $298 million at year-end 2024.
Cincinnati Financial Corporation - 2025 10-K - Page 111

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

The table below summarizes the effect of hypothetical changes in market prices on the fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2025	$8,886	$10,155	$11,425	$12,694	$13,963	$15,233	$16,502
At December 31, 2024	$7,830	$8,948	$10,067	$11,185	$12,304	$13,422	$14,541

Our equity holdings represented $12.694 billion in fair value at year-end 2025. No holding had a fair value greater than 7.8% of our $12.373 billion common stock portfolio. We had 44 holdings (among nine different sectors) each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Cincinnati Financial Corporation - 2025 10-K - Page 112

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity investment portfolio is evaluated for credit-related impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments with a fair value below the carrying amount that may not be recoverable. During 2025 and 2024, no fixed maturity securities were written down to fair value, due to an intention to be sold. The application of our impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by $4 million in 2023. Impairments are discussed in Item 7, Investments Results.

We expect the number of fixed-maturity and short-term securities with a fair value below 100% of amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2025, 2,597 of the 5,358 fixed-maturity and short-term securities we owned had a fair value below 100% of amortized cost compared with 3,723 of the 5,090 at year-end 2024 and 2,840 of the 4,738 at year-end 2023.

The 2,597 holdings fair valued below amortized cost at year-end 2025 represented 43.1% of our fixed-maturity and short-term investments portfolio and $397 million in unrealized losses.
•1,974 of these holdings were fair valued between 90% and 100% of amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 1,974 securities was $6.734 billion at year-end 2025, and they accounted for $144 million in unrealized losses.
•610 of these holdings were fair valued between 70% and 90% of amortized cost. The fair value of these holdings was $1.126 billion, and they accounted for $240 million in unrealized losses.
•13 of these holdings had a fair value below 70% of amortized cost. The fair value of these holdings was $17 million, and they accounted for $13 million in unrealized losses.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$849	$15	$2,926	$188	$3,775	$203
States, municipalities and political subdivisions	204	2	2,346	179	2,550	181
Government-sponsored enterprises	983	3	195	1	1,178	4
Asset-backed	101	2	184	6	285	8
United States government	69	—	20	1	89	1
Total fixed-maturity	$2,206	$22	$5,671	$375	$7,877	$397
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

Cincinnati Financial Corporation - 2025 10-K - Page 113

The following table summarizes and classifies securities based on fair values relative to amortized cost:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2025
Taxable fixed maturities:
Fair valued below 70% of amortized cost	6	$20	$12	$(8)	$1
Fair valued at 70% to less than 100% of amortized cost	1,358	6,266	5,965	(301)	249
Fair valued at 100% and above of amortized cost	1,379	7,848	8,033	185	366
Investment income on securities sold in current year	—	—	—	—	109
Total	2,743	14,134	14,010	(124)	725

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	7	10	5	(5)	—
Fair valued at 70% to less than 100% of amortized cost	1,226	1,978	1,895	(83)	62
Fair valued at 100% and above of amortized cost	1,379	2,182	2,213	31	74
Investment income on securities sold in current year	—	—	—	—	8
Total	2,612	4,170	4,113	(57)	144

Fixed-maturities summary:
Fair valued below 70% of amortized cost	13	30	17	(13)	1
Fair valued at 70% to less than 100% of amortized cost	2,584	8,244	7,860	(384)	311
Fair valued at 100% and above of amortized cost	2,758	10,030	10,246	216	440
Investment income on securities sold in current year	—	—	—	—	117
Total	5,355	18,304	18,123	(181)	869

Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	3	148	148	—	—
Investment income on securities sold in current year	—	—	—	—	9
Total	3	148	148	—	9

Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	13	30	17	(13)	1
Fair valued at 70% to less than 100% of cost	2,584	8,244	7,860	(384)	311
Fair valued at 100% and above of cost	2,761	10,178	10,394	216	440
Investment income on securities sold in current year	—	—	—	—	126
Total	5,358	$18,452	$18,271	$(181)	$878

At December 31, 2024
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	19	$43	$28	$(15)	$2
Fair valued at 70% to less than 100% of amortized cost	3,704	13,094	12,478	(616)	461
Fair valued at 100% and above of amortized cost	1,367	3,896	3,974	78	184
Investment income on securities sold in current year	—	—	—	—	86
Total	5,090	$17,033	$16,480	$(553)	$733

Cincinnati Financial Corporation - 2025 10-K - Page 114

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2025, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2025. Deloitte & Touche LLP met with our audit committee to discuss the results of its audit. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2025 10-K - Page 115

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2025. The assessment led management to conclude that, as of December 31, 2025, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2025.

/S/ Stephen M. Spray
Stephen M. Spray
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)

February 23, 2026

Cincinnati Financial Corporation - 2025 10-K - Page 116

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15(b) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Cincinnati Financial Corporation - 2025 10-K - Page 117

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
February 23, 2026

We have served as the Company’s auditor since 1980.
Cincinnati Financial Corporation - 2025 10-K - Page 118

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2025	2024
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2025—$18,304; 2024—$16,735)	$18,123	$16,182
Equity securities, at fair value (cost: 2025—$4,155; 2024—$3,953)	12,694	11,185
Short-term investments, at fair value (amortized cost: 2025—$148; 2024—$298)	148	298
Other invested assets	818	713
Total investments	31,783	28,378
Cash and cash equivalents	1,431	983
Investment income receivable	235	222
Finance receivable	146	120
Premiums receivable	3,142	2,969
Reinsurance recoverable	655	523
Prepaid reinsurance premiums	71	70
Deferred policy acquisition costs	1,344	1,242
Land, building and equipment, net, for company use (accumulated depreciation: 2025—$367; 2024—$347)	219	214
Other assets	995	828
Separate accounts	981	952
Total assets	$41,002	$36,501

Liabilities
Insurance reserves
Loss and loss expense reserves	$11,507	$10,003
Life policy and investment contract reserves	2,992	2,960
Unearned premiums	5,254	4,813
Other liabilities	1,638	1,487
Deferred income tax	1,833	1,476
Note payable	25	25
Long-term debt and lease obligations	861	850
Separate accounts	981	952
Total liabilities	25,091	22,566

Commitments and contingent liabilities (Note 16)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2025 and 2024—500 million shares; issued: 2025 and 2024—198.3 million shares)	397	397
Paid-in capital	1,561	1,502
Retained earnings	16,719	14,869
Accumulated other comprehensive loss	(34)	(309)
Treasury stock, at cost (2025—42.9 million shares and 2024—41.9 million shares)	(2,732)	(2,524)
Total shareholders' equity	15,911	13,935
Total liabilities and shareholders' equity	$41,002	$36,501

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2025 10-K - Page 119

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2025	2024	2023
Revenues
Earned premiums	$9,983	$8,889	$7,958
Investment income, net of expenses	1,165	1,025	894
Investment gains and losses, net	1,442	1,391	1,127
Fee revenues	20	17	21
Other revenues	21	15	13
Total revenues	12,631	11,337	10,013
Benefits and Expenses
Insurance losses and contract holders' benefits	6,640	5,737	5,274
Underwriting, acquisition and insurance expenses	2,924	2,657	2,384
Interest expense	53	53	54
Other operating expenses	34	32	25
Total benefits and expenses	9,651	8,479	7,737
Income Before Income Taxes	2,980	2,858	2,276
Provision for Income Taxes
Current	304	449	210
Deferred	283	117	223
Total provision for income taxes	587	566	433
Net Income	$2,393	$2,292	$1,843
Per Common Share
Net income—basic	$15.32	$14.65	$11.74
Net income—diluted	15.17	14.53	11.66

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2025 10-K - Page 120

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Net Income	$2,393	$2,292	$1,843
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax of $79, $4 and $59, respectively	293	13	218
Amortization of pension actuarial gains and losses and prior service cost, net of tax (benefit) of $2, $9 and $(1), respectively	8	36	(5)
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(7), $21 and $(8), respectively	(26)	77	(34)
Other comprehensive income	275	126	179
Comprehensive Income	$2,668	$2,418	$2,022

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2025 10-K - Page 121

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,502	1,437	1,392
Share-based awards	1	8	(3)
Share-based compensation	46	46	40
Other	12	11	8
End of year	1,561	1,502	1,437

Retained Earnings
Beginning of year	14,869	13,084	11,711
Net income	2,393	2,292	1,843
Dividends declared	(543)	(507)	(470)
End of year	16,719	14,869	13,084

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(309)	(435)	(614)
Other comprehensive income	275	126	179
End of year	(34)	(309)	(435)

Treasury Stock
Beginning of year	(2,524)	(2,385)	(2,324)
Share-based awards	14	18	11
Shares acquired - share repurchase authorization	(205)	(126)	(67)
Shares acquired - share-based compensation plans	(19)	(33)	(8)
Other	2	2	3
End of year	(2,732)	(2,524)	(2,385)

Total Shareholders' Equity	$15,911	$13,935	$12,098

(In millions)
Common Stock - Shares Outstanding
Beginning of year	156.4	157.0	157.1
Share-based awards	0.4	0.7	0.4
Shares acquired - share repurchase authorization	(1.4)	(1.1)	(0.6)
Shares acquired - share-based compensation plans	(0.1)	(0.3)	—
Other	0.1	0.1	0.1
End of year	155.4	156.4	157.0

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2025 10-K - Page 122

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$2,393	$2,292	$1,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	168	130	112
Investment gains and losses, net	(1,405)	(1,367)	(1,108)
Interest credited to contract holders	44	44	45
Deferred income tax expense	283	117	223
Changes in:
Premiums and reinsurance receivable	(306)	(266)	(264)
Deferred policy acquisition costs	(102)	(149)	(80)
Other assets	(73)	(14)	(30)
Loss and loss expense reserves	1,504	953	650
Life policy and investment contract reserves	55	69	99
Unearned premiums	441	694	430
Other liabilities	84	134	90
Current income tax receivable/payable	26	12	42
Net cash provided by operating activities	3,112	2,649	2,052
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	3,777	3,202	1,136
Sale of equity securities	335	1,599	206
Purchase of fixed maturities	(5,388)	(5,732)	(2,554)
Purchase of equity securities	(409)	(321)	(220)
Change in short-term investments, net	156	(295)	—
Changes in finance receivables	(30)	(15)	(15)
Investment in buildings and equipment	(20)	(22)	(18)
Change in other invested assets, net	(112)	(112)	(143)
Net cash used in investing activities	(1,691)	(1,696)	(1,608)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(525)	(490)	(454)
Shares acquired - share repurchase authorization	(205)	(126)	(67)
Changes in note payable	—	—	(25)
Proceeds from stock options exercised	10	10	9
Contract holders' funds deposited	66	73	83
Contract holders' funds withdrawn	(166)	(190)	(218)
Other	(153)	(154)	(129)
Net cash used in financing activities	(973)	(877)	(801)
Net change in cash and cash equivalents	448	76	(357)
Cash and cash equivalents at beginning of year	983	907	1,264
Cash and cash equivalents at end of year	$1,431	$983	$907
Supplemental Disclosures of Cash Flow Information
Interest paid	$53	$53	$54
Income taxes paid	220	395	136
Noncash Activities
Equipment acquired under finance lease obligations	$24	$19	$20
Share-based compensation	37	51	19
Other assets and other liabilities	113	103	77

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2025 10-K - Page 123

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through The Cincinnati Insurance Company and Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) insurance subsidiaries and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 2,292 independent insurance agencies with 3,702 reporting locations across 46 states. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company, which markets life insurance and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati Re®.

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

Cincinnati Financial Corporation - 2025 10-K - Page 124

Included within our other invested assets were $641 million and $567 million of private equity investments, $123 million and $94 million of real estate through direct property ownership and development projects in the United States, $38 million and $36 million of life policy loans and $16 million and $16 million held on deposit at Lloyd's at December 31, 2025 and 2024, respectively. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments. Lloyd's deposits primarily consist of highly liquid short-term investment instruments. Life policy loans are carried at the receivable value.

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

For the purpose of Accounting Standards Codification (ASC) 825, Financial Instruments disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2025, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 46 states. Our 10 largest states generated 50.2% and 50.1% of total earned premiums in 2025 and 2024, respectively. Ohio, our largest state, accounted for 12.8% and 13.1% of total earned premiums in 2025 and 2024, respectively. Illinois, New York, and North Carolina each accounted for between 4% and 6% of total earned premiums in 2025. Our largest single agency relationship accounted for approximately 0.5% of our total property casualty earned premiums in 2025. No aggregate agency relationship locations under a single ownership structure accounted for more than 8% of our total property casualty earned premiums in 2025. We record revenues for installment charges as fee revenues in the consolidated statements of income.

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
Cincinnati Financial Corporation - 2025 10-K - Page 125

Certain property casualty policies are not entered into policy underwriting systems as of the effective date of coverage. An estimate is recorded for these unprocessed written premiums. A large majority of the estimate is unearned and has no material impact on earned premiums.

An allowance for credit losses on uncollectible property casualty premiums is updated and reviewed on a quarterly basis. The allowance for credit losses was $18 million, $18 million and $16 million at December 31, 2025, 2024 and 2023, respectively. Changes in the amount for each period were immaterial.

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

We establish reserves for traditional long-duration contracts, including term, whole life and other products, based on the present value of future benefits and claim expenses less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all benefits and claim expenses. We estimate future benefits and claim expenses and net premium using certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. Certain assumptions, including the mortality, lapse and long-term interest rate reversion targets, were updated in 2025 as part of our annual assumption unlocking. See Note 5, Life Policy and Investment Contract Reserves, for further detail regarding the measurement impact on traditional long-duration contract reserves due to changes in the inputs, judgments and assumptions during the period.

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
Cincinnati Financial Corporation - 2025 10-K - Page 126

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

An allowance for credit losses on uncollectible life insurance premiums is updated and reviewed on a quarterly basis. At December 31, 2025, 2024 and 2023, the allowance, including changes in the amount for each period, was immaterial.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are carried at an amount equal to the contract holders’ account value, plus any cumulative unrealized gains on the related assets impacting separate account liabilities. The contract holders’ account value exceeded the current fair value of the BOLI invested assets and cash by approximately $19 million and $42 million at December 31, 2025 and 2024, respectively.

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
Cincinnati Financial Corporation - 2025 10-K - Page 127

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

An allowance for credit losses on uncollectible reinsurance premiums and recoverable assets is updated and reviewed on a quarterly basis. At December 31, 2025, 2024 and 2023, the allowances, including changes in the amount for each period, were immaterial.

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

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under finance leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting fees and internal payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $36 million for 2025, $34 million for 2024 and $30 million for 2023. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolescence and nonuse. We monitor land, building and equipment and software assets for potential impairments. Indicators of potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2025, 2024 or 2023.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as sales-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income as other revenues over the financing term using the effective interest method in the consolidated statements of income. An allowance for credit losses on finance receivables is updated and reviewed on a quarterly basis. At December 31, 2025, 2024 and 2023, the allowance, including changes in the amount for each period, was immaterial.

Cincinnati Financial Corporation - 2025 10-K - Page 128

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

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2025, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Goodwill and Intangible Assets
We recognize goodwill and intangible assets generated through acquisitions within other assets in the consolidated balance sheets. Goodwill arises when the fair value of consideration transferred exceeds the fair value of the net identifiable assets acquired at the acquisition date. Goodwill and intangible assets with an indefinite life are not amortized. Intangible assets with a definite life consist of broker relationships and are amortized on a straight-line basis over the estimated useful life of 15 years. We test for impairments on an annual basis or more frequently if events or circumstances indicate that the asset might be impaired. The company performed its annual impairment test on goodwill and intangibles at September 30, which did not result in the recognition of an impairment loss. Within Cincinnati Global, and included in Other, the company held goodwill of $30 million and intangible assets with an indefinite life of $31 million at December 31, 2025 and 2024, respectively.
Cincinnati Financial Corporation - 2025 10-K - Page 129

Adopted Accounting Updates

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring entities to disclose specific categories within their rate reconciliation as well as additional items within those categories above a prescribed threshold. This ASU also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as additional items within those categories above a prescribed threshold. The effective date of ASU 2023-09 is for annual reporting periods beginning after December 15, 2024, and should be applied prospectively with retrospective application permitted. We retrospectively adopted this ASU effective December 31, 2025. The adoption did not have a material impact on our company's consolidated financial position, results of operations, cash flows or disclosures.

Pending Accounting Updates

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

Cincinnati Financial Corporation - 2025 10-K - Page 130

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At December 31, 2025		gains	losses
Fixed-maturity:
Corporate	$9,750	$164	$203	$9,711
States, municipalities and political subdivisions	5,065	35	181	4,919
Government-sponsored enterprises	2,360	3	4	2,359
Asset-backed	793	12	8	797
United States government	312	2	1	313
Foreign government	24	—	—	24
Total fixed-maturity	18,304	216	397	18,123
Short-term	148	—	—	148
Total fixed-maturity and short-term investments	$18,452	$216	$397	$18,271
At December 31, 2024
Fixed-maturity:
Corporate	$8,652	$61	$333	$8,380
States, municipalities and political subdivisions	4,976	15	270	4,721
Government-sponsored enterprises	2,282	1	9	2,274
Asset-backed	567	1	17	551
United States government	228	—	2	226
Foreign government	30	—	—	30
Total fixed-maturity	16,735	78	631	16,182
Short-term	298	—	—	298
Total fixed-maturity and short-term investments	$17,033	$78	$631	$16,480

The decrease in net unrealized investment losses in our fixed-maturity portfolio at December 31, 2025, is primarily due to a decrease in U.S. Treasury yields and a slight tightening of corporate credit spreads. Our asset-backed securities had an average rating of Aa2/AA and Aa1/AA at December 31, 2025 and 2024, respectively.
Cincinnati Financial Corporation - 2025 10-K - Page 131

The table below provides fair values and unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$849	$15	$2,926	$188	$3,775	$203
States, municipalities and political subdivisions	204	2	2,346	179	2,550	181
Government-sponsored enterprises	983	3	195	1	1,178	4
Asset-backed	101	2	184	6	285	8
United States government	69	—	20	1	89	1
Total fixed-maturity	$2,206	$22	$5,671	$375	$7,877	$397
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2025
Maturity dates:
Due in one year or less	$993	$990	5.4%
Due after one year through five years	3,565	3,582	19.6
Due after five years through ten years	4,403	4,434	24.3
Due after ten years	9,491	9,265	50.7
Total	$18,452	$18,271	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

The company had cash and fixed-maturity securities with a fair value of $115 million and $107 million, on deposit with various states in compliance with regulatory requirements at December 31, 2025 and 2024, respectively. In addition, cash and fixed-maturity securities deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $87 million and $91 million at December 31, 2025 and 2024, respectively. The company had common equities with a fair value of $229 million and $216 million, at December 31, 2025 and 2024, respectively, held in Lloyd's trust accounts to provide a portion of the capital needed to support Cincinnati Global's operations.

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

Cincinnati Financial Corporation - 2025 10-K - Page 132

The following table provides investment income and investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Investment income:
Interest	$875	$733	$600
Dividends	280	283	282
Other	27	25	25
Total	1,182	1,041	907
Less investment expenses	17	16	13
Total	$1,165	$1,025	$894

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(13)	$181	$(17)
Unrealized gains and losses on securities still held, net	1,448	1,275	1,168
Subtotal	1,435	1,456	1,151
Fixed-maturity securities:
Gross realized gains	7	5	4
Gross realized losses	(2)	(95)	(5)
Change in allowance for credit losses, net	(30)	(26)	(17)
Write-down of impaired securities with intent to sell	—	—	(4)
Subtotal	(25)	(116)	(22)

Other	32	51	(2)
Total	$1,442	$1,391	$1,127

The fair value of our equity portfolio was $12.694 billion and $11.185 billion at December 31, 2025 and 2024, respectively. Apple, Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $958 million and $891 million, which was 7.7% and 8.2% of our publicly traded common equities portfolio and 3.1% and 3.2% of the total investment portfolio at December 31, 2025 and 2024, respectively.

The allowance for credit losses on fixed-maturity securities was $54 million, $33 million and $18 million at December 31, 2025, 2024 and 2023, respectively. Reductions in the allowance for credit losses for securities sold were $9 million and $11 million for the years ended December 31, 2025 and 2024, respectively, and none for the year ended December 31, 2023.

There were 2,597, 3,723 and 2,840 fixed-maturity and short-term investments in a total unrealized loss position of $397 million, $631 million and $687 million at December 31, 2025, 2024 and 2023, respectively. Of those totals, 13, 19 and 20 fixed-maturity securities had fair values below 70% of amortized cost at December 31, 2025, 2024 and 2023, respectively.

Cincinnati Financial Corporation - 2025 10-K - Page 133

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

Cincinnati Financial Corporation - 2025 10-K - Page 134

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2025 and 2024. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1		Level 3
At December 31, 2025		Level 2		Total
Fixed maturities, available for sale:
Corporate	$—	$9,711	$—	$9,711
States, municipalities and political subdivisions	—	4,919	—	4,919
Government-sponsored enterprises	—	2,359	—	2,359
Asset-backed	—	797	—	797
United States government	313	—	—	313
Foreign government	—	24	—	24
Subtotal	313	17,810	—	18,123
Common equities	12,373	—	—	12,373
Nonredeemable preferred equities	—	321	—	321
Separate accounts taxable fixed maturities	35	872	—	907
Short-term investments	148	—	—	148
Top Hat savings plan mutual funds and common equity (included in Other assets)	102	—	—	102
Total	$12,971	$19,003	$—	$31,974

At December 31, 2024
Fixed maturities, available for sale:
Corporate	$—	$8,380	$—	$8,380
States, municipalities and political subdivisions	—	4,721	—	4,721
Government-sponsored enterprises	—	2,274	—	2,274
Asset-backed	—	551	—	551
United States government	226	—	—	226
Foreign government	—	30	—	30
Subtotal	226	15,956	—	16,182
Common equities	10,836	—	—	10,836
Nonredeemable preferred equities	—	349	—	349
Separate accounts taxable fixed maturities	—	876	—	876
Short-term investments	298	—	—	298
Top Hat savings plan mutual funds and common equity (included in Other assets)	87	—	—	87
Total	$11,447	$17,181	$—	$28,628

We also held Level 1 cash and cash equivalents of $1.431 billion and $983 million at December 31, 2025 and 2024, respectively. Level 3 assets reported at fair value in our consolidated financial statements are not material, and therefore no further disclosures are provided.
Cincinnati Financial Corporation - 2025 10-K - Page 135

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2025
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	404	—	404
Total	$—	$874	$—	$874

At December 31, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	390	—	390
Total	$—	$860	$—	$860

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2025 and 2024, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively traded. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt was $793 million at December 31, 2025 and 2024. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2025
Life policy loans	$—	$—	$43	$43

At December 31, 2024
Life policy loans	$—	$—	$41	$41

Outstanding principal and interest for these life policy loans totaled $38 million and $36 million at December 31, 2025 and 2024, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2025 10-K - Page 136

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2025
Deferred annuities	$—	$—	$530	$530
Structured settlements	—	123	—	123
Total	$—	$123	$530	$653

At December 31, 2024
Deferred annuities	$—	$—	$561	$561
Structured settlements	—	127	—	127
Total	$—	$127	$561	$688

Recorded reserves for the deferred annuities were $554 million and $595 million at December 31, 2025 and 2024, respectively. Recorded reserves for the structured settlements were $111 million and $116 million at December 31, 2025 and 2024, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2025 and 2024, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2025 and 2024, to account for nonperformance risk. The structured settlements were classified as Level 2, as an active market does not exist, but fair value is based on observable inputs.

Cincinnati Financial Corporation - 2025 10-K - Page 137

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

For events designated as natural catastrophes resulting in losses incurred related to direct premiums, we calculate IBNR reserves directly as a result of estimated claim counts and estimated average dollar amount per claim for each event. Once individual case reserves are established for a catastrophe event, we reduce the IBNR reserves.

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Gross loss and loss expense reserves, January 1	$9,937	$8,975	$8,336
Less reinsurance recoverable	269	362	405
Net loss and loss expense reserves, January 1	9,668	8,613	7,931

Net incurred loss and loss expenses related to:
Current accident year	6,531	5,672	5,173
Prior accident years	(196)	(236)	(215)
Total incurred	6,335	5,436	4,958
Net paid loss and loss expenses related to:
Current accident year	2,389	1,951	1,875
Prior accident years	2,602	2,430	2,401
Total paid	4,991	4,381	4,276

Net loss and loss expense reserves, December 31	11,012	9,668	8,613
Plus reinsurance recoverable	438	269	362
Gross loss and loss expense reserves, December 31	$11,450	$9,937	$8,975

Cincinnati Financial Corporation - 2025 10-K - Page 138

The reserve for loss and loss expense in the consolidated balance sheets also included $57 million, $66 million and $75 million, at December 31, 2025, 2024 and 2023, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

We experienced $196 million of favorable development on prior accident years including $130 million of favorable development in commercial lines, $4 million of favorable development in personal lines and $19 million of favorable development in excess and surplus lines during 2025. Within commercial lines, we recognized favorable development of $126 million for the commercial property line and $65 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss expense for these lines. This was partially offset by unfavorable development of $41 million for the commercial auto line and $21 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $49 million for the homeowner line of business and unfavorable reserve development of $36 million in the other personal line of business.

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

Included in our lines of business are asbestos and environmental claims. We carried $136 million and $119 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2025 and 2024, respectively. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have no exposure to asbestos and environmental claims related to Cincinnati Global. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

Cincinnati Financial Corporation - 2025 10-K - Page 139

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2025.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$7,653	$4,165	$137	$3,625	$51	$3,676
Workers' compensation	1,736	1,078	329	987	51	1,038
Commercial auto	2,756	1,789	40	1,007	3	1,010
Commercial property	3,445	3,041	26	430	19	449
Personal auto	2,546	2,055	10	501	21	522
Homeowner	3,679	3,188	7	498	124	622
Excess and surplus	2,174	994	9	1,189	31	1,220
Other lines						2,266
Total liabilities for loss and ALAE reserves						10,803
Unallocated loss adjustment expense reserves						647
Gross loss and loss expense reserves						$11,450

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
Cincinnati Financial Corporation - 2025 10-K - Page 140

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$563	$574	$557	$555	$554	$538	$531	$525	$538	$533	$16	22
2017		610	597	577	571	555	554	553	575	578	21	22
2018			650	641	622	588	612	618	638	632	35	23
2019				672	643	607	669	682	718	736	66	21
2020					674	629	606	593	619	647	64	15
2021						714	697	697	694	691	132	15
2022							924	902	876	894	199	15
2023								950	843	841	301	12
2024									1,004	969	587	10
2025										1,132	916	7
Total										$7,653

Cumulative paid losses and ALAE, net of reinsurance
2016	$46	$126	$228	$331	$395	$434	$466	$485	$498	$506
2017		48	122	234	320	392	437	486	512	536
2018			44	148	253	345	441	505	542	567
2019				39	134	259	394	503	576	639
2020					33	102	242	345	437	521
2021						31	123	251	370	466
2022							37	141	311	472
2023								46	146	303
2024									42	123
2025										32
Total										4,165
All outstanding liabilities before 2016, net of reinsurance										137
Liabilities for loss and ALAE, net of reinsurance										$3,625

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	5.6%	12.6%	18.7%	16.9%	13.8%	9.6%	7.2%	4.1%	3.2%	1.5%

Cincinnati Financial Corporation - 2025 10-K - Page 141

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$230	$218	$206	$188	$183	$183	$183	$181	$182	$182	$24	16
2017		218	208	190	183	172	167	160	159	159	22	15
2018			222	207	199	186	179	175	174	172	27	15
2019				224	215	202	188	178	174	172	32	14
2020					204	190	172	153	148	138	23	11
2021						202	190	183	174	169	38	11
2022							209	205	182	168	42	11
2023								221	188	171	52	10
2024									197	193	74	8
2025										212	102	7
Total										$1,736

Cumulative paid losses and ALAE, net of reinsurance
2016	$46	$97	$119	$131	$141	$146	$148	$150	$152	$154
2017		45	88	106	114	119	122	126	127	129
2018			48	95	115	127	133	135	138	138
2019				49	94	115	122	129	132	135
2020					37	68	82	96	101	104
2021						37	82	100	113	120
2022							37	76	94	103
2023								36	71	89
2024									36	71
2025										35
Total										1,078
All outstanding liabilities before 2016, net of reinsurance										329
Liabilities for loss and ALAE, net of reinsurance										$987

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	23.6%	24.6%	11.1%	6.5%	4.0%	2.0%	1.5%	0.8%	1.1%	1.0%

Cincinnati Financial Corporation - 2025 10-K - Page 142

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2021	2022	2023	2024	2025
2021	$470	$477	$465	$463	$470	$18	39
2022		558	569	560	563	34	41
2023			550	544	560	58	38
2024				565	561	149	34
2025					602	283	30
Total					$2,756

Cumulative paid losses and ALAE, net of reinsurance
2021	$179	$278	$346	$398	$429
2022		217	332	410	474
2023			216	322	404
2024				196	291
2025					191
Total					1,789
All outstanding liabilities before 2021, net of reinsurance					40
Liabilities for loss and ALAE, net of reinsurance					$1,007

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	36.5%	19.2%	14.3%	11.2%	6.8%

Cincinnati Financial Corporation - 2025 10-K - Page 143

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2021	2022	2023	2024	2025
2021	$607	$586	$576	$575	$573	$3	14
2022		813	779	752	744	6	16
2023			833	786	768	9	14
2024				763	660	19	12
2025					700	173	9
Total					$3,445

Cumulative paid losses and ALAE, net of reinsurance
2021	$326	$527	$558	$564	$569
2022		393	691	727	736
2023			506	719	745
2024				429	595
2025					396
Total					3,041
All outstanding liabilities before 2021, net of reinsurance					26
Liabilities for loss and ALAE, net of reinsurance					$430

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	59.5%	32.0%	4.6%	1.1%	0.7%

Cincinnati Financial Corporation - 2025 10-K - Page 144

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2021	2022	2023	2024	2025
2021	$350	$343	$342	$344	$344	$2	80
2022		427	418	429	424	4	86
2023			466	474	478	10	93
2024				592	599	40	107
2025					701	149	112
Total					$2,546

Cumulative paid losses and ALAE, net of reinsurance
2021	$219	$278	$304	$325	$336
2022		277	349	382	406
2023			304	389	425
2024				372	473
2025					415
Total					2,055
All outstanding liabilities before 2021, net of reinsurance					10
Liabilities for loss and ALAE, net of reinsurance					$501

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	62.7%	17.3%	7.7%	5.8%	3.0%

Cincinnati Financial Corporation - 2025 10-K - Page 145

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2021	2022	2023	2024	2025
2021	$495	$449	$440	$440	$440	$2	19
2022		552	505	500	503	4	20
2023			742	693	689	12	24
2024				842	793	35	24
2025					1,254	180	22
Total					$3,679

Cumulative paid losses and ALAE, net of reinsurance
2021	$285	$405	$424	$431	$435
2022		299	461	481	491
2023			468	637	663
2024				523	717
2025					882
Total					3,188
All outstanding liabilities before 2021, net of reinsurance					7
Liabilities for loss and ALAE, net of reinsurance					$498

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	65.7%	27.1%	4.1%	1.7%	0.9%

Cincinnati Financial Corporation - 2025 10-K - Page 146

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)										As of December 31, 2025
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$93	$87	$84	$82	$90	$91	$88	$89	$91	$90	$2	3
2017		104	95	95	94	94	91	94	98	97	4	3
2018			116	109	110	108	107	105	111	112	5	3
2019				137	135	141	139	142	149	148	12	3
2020					172	172	160	152	165	167	17	4
2021						217	235	233	253	254	49	4
2022							294	280	285	291	90	4
2023								328	276	274	113	3
2024									368	338	192	3
2025										403	309	2
Total										$2,174

Cumulative paid losses and ALAE, net of reinsurance
2016	$10	$21	$39	$51	$62	$75	$81	$83	$84	$88
2017		11	23	41	57	68	77	88	90	92
2018			11	26	50	62	75	88	95	102
2019				13	34	55	79	102	116	128
2020					16	37	56	86	118	130
2021						17	45	82	132	167
2022							21	46	85	135
2023								15	43	83
2024									29	54
2025										15
Total										994
All outstanding liabilities before 2016, net of reinsurance										9
Liabilities for loss and ALAE, net of reinsurance										$1,189

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	8.3%	11.1%	16.2%	15.8%	14.1%	10.7%	7.5%	3.9%	1.6%	4.2%

Cincinnati Financial Corporation - 2025 10-K - Page 147

NOTE 5 – Life Policy and Investment Contract Reserves
The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the consolidated balance sheets:

(Dollars in millions)	At December 31,
	2025	2024
Life policy reserves:
Term	$1,103	$1,051
Whole life	426	405
Other	100	98
Subtotal	1,629	1,554
Investment contract reserves:
Deferred annuities	554	595
Universal life	589	586
Structured settlements	111	116
Other	109	109
Subtotal	1,363	1,406
Total life policy and investment contract reserves	$2,992	$2,960

Cincinnati Financial Corporation - 2025 10-K - Page 148

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Years ended December 31,
	2025		2024		2023
	Term	Whole life	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,638	$218	$1,700	$223	$1,643	$208
Beginning balance at original discount rate	1,719	228	1,712	225	1,708	217
Effect of changes in cash flow assumptions	(3)	—	(12)	1	(7)	(7)
Effect of actual variances from expected experience	(24)	(1)	(20)	(4)	(20)	3
Adjusted beginning of period balance	1,692	227	1,680	222	1,681	213
Issuances	162	20	149	25	143	31
Interest accrual	76	10	74	10	72	9
Net premiums collected	(187)	(29)	(184)	(29)	(184)	(28)
Ending balance at original discount rate	1,743	228	1,719	228	1,712	225
Effect of changes in discount rate assumptions	(34)	(3)	(81)	(10)	(12)	(2)
Balance, end of period	1,709	225	1,638	218	1,700	223

Present value of expected future policy benefits:
Balance, beginning of period	2,668	623	2,751	657	2,584	614
Beginning balance at original discount rate	2,812	646	2,765	628	2,692	607
Effect of changes in cash flow assumptions	(11)	(1)	(29)	—	2	(10)
Effect of actual variances from expected experience	(36)	(1)	(32)	(4)	(24)	3
Adjusted beginning of period balance	2,765	644	2,704	624	2,670	600
Issuances	163	20	149	25	143	30
Interest accrual	128	33	125	32	121	31
Benefits paid	(193)	(35)	(166)	(35)	(169)	(33)
Ending balance at original discount rate	2,863	662	2,812	646	2,765	628
Effect of changes in discount rate assumptions	(69)	(12)	(144)	(23)	(14)	29
Balance, end of period	2,794	650	2,668	623	2,751	657

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,085	425	1,030	405	1,051	434
Impact of flooring at cohort level	18	1	21	—	15	—
Net life policy reserves	1,103	426	1,051	405	1,066	434
Less reinsurance recoverable at original discount rate	(67)	(25)	(94)	(25)	(97)	(23)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(3)	(8)	(3)	(10)	(5)
Net life policy reserves, after reinsurance recoverable	$1,029	$398	$949	$377	$959	$406

Weighted-average duration of the net life policy reserves in years	11	15	11	15	11	16

The total impact of flooring at cohort level in the above table includes the effect of discount rate assumption changes of $2 million, $3 million and $2 million at December 31, 2025, 2024 and 2023, respectively.

Cincinnati Financial Corporation - 2025 10-K - Page 149

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At December 31,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$5,032	$2,794	$4,883	$2,668
Expected future gross premiums	4,703	2,768	4,556	2,625
Whole life
Expected future benefit payments	$1,746	$650	$1,718	$623
Expected future gross premiums	705	428	694	412

The following table shows the amount of revenue and interest recognized in the consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Gross premiums
Term	$304	$297	$289
Whole life	55	54	52
Total	$359	$351	$341
Interest accretion
Term	$52	$51	$49
Whole life	23	22	22
Total	$75	$73	$71

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table shows the weighted-average interest rate for our term and whole life products:

	At December 31,
	2025	2024
Term
Interest accretion rate	5.32%	5.22%
Current discount rate	4.91	5.17
Whole life
Interest accretion rate	5.85%	5.88%
Current discount rate	5.63	5.75

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation - 2025 10-K - Page 150

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Years ended December 31,
	2025		2024		2023
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$595	$456	$656	$457	$734	$457
Premiums received	29	36	35	37	44	39
Policy charges	—	(40)	—	(40)	—	(39)
Surrenders and withdrawals	(75)	(13)	(105)	(12)	(130)	(13)
Benefit payments	(16)	(8)	(13)	(5)	(14)	(6)
Interest credited	21	20	22	19	22	19
Balance, end of period	$554	$451	$595	$456	$656	$457

Weighted average crediting rate	3.73%	4.42%	3.68%	4.39%	3.51%	4.30%
Net amount at risk	$—	$3,682	$—	$3,833	$—	$3,949
Cash surrender value	547	424	589	427	651	426

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At December 31, 2025
Deferred annuity
1.00-3.00%	$129	$127	$15	$239	$510
3.01-4.00%	44	—	—	—	44
Total	$173	$127	$15	$239	$554
Universal life
1.00-3.00%	$—	$54	$56	$16	$126
3.01-4.00%	51	—	5	—	56
Greater than 4.00%	269	—	—	—	269
Total	$320	$54	$61	$16	$451

At December 31, 2024
Deferred annuity
1.00-3.00%	$4	$297	$13	$234	$548
3.01-4.00%	47	—	—	—	47
Total	$51	$297	$13	$234	$595
Universal life
1.00-3.00%	$—	$55	$64	$5	$124
3.01-4.00%	50	—	5	—	55
Greater than 4.00%	277	—	—	—	277
Total	$327	$55	$69	$5	$456

Cincinnati Financial Corporation - 2025 10-K - Page 151

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Balance, beginning of period	$130	$128	$121
Balance, beginning of period before shadow reserve adjustments	131	129	123
Effect of changes in cash flow assumptions	(1)	(2)	(6)
Effect of actual variances from expected experience	3	3	—
Adjusted beginning of period balance	133	130	117
Interest accrual	5	4	4
Excess death benefits	(13)	(13)	(6)
Attributed assessments	12	12	12
Effect of changes in interest rate assumptions	1	(2)	2
Balance, end of period before shadow reserve adjustments	138	131	129
Shadow reserve adjustments	—	(1)	(1)
Balance, end of period	138	130	128
Less reinsurance recoverable, end of period	5	7	6
Net other additional liability, after reinsurance recoverable	$143	$137	$134

Weighted-average duration of the other additional liability in years	26	29	32

The following table shows balances and changes in separate account balances during the period:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Balance, beginning of period	$952	$925	$892
Interest credited before policy charges	46	42	42
Benefit payments	(11)	(6)	(10)
Other	(6)	(9)	1
Balance, end of period	$981	$952	$925

Cash surrender value	$977	$948	$917

Cincinnati Financial Corporation - 2025 10-K - Page 152

NOTE 6 – Deferred Policy Acquisition Costs
Expenses directly related to successfully acquired insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience. For property casualty, we evaluate the costs for recoverability. No premium deficiencies were recorded in the consolidated statements of income in 2025, 2024 and 2023, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

The table below shows the deferred policy acquisition costs and asset reconciliation:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Property casualty:
Deferred policy acquisition costs asset, January 1	$886	$749	$682
Capitalized deferred policy acquisition costs	1,908	1,748	1,488
Amortized deferred policy acquisition costs	(1,820)	(1,611)	(1,421)
Deferred policy acquisition costs asset, December 31	$974	$886	$749

Life:
Deferred policy acquisition costs asset, January 1	$356	$344	$331
Capitalized deferred policy acquisition costs	45	42	42
Amortized deferred policy acquisition costs	(31)	(30)	(29)
Deferred policy acquisition costs asset, December 31	$370	$356	$344

Consolidated:
Deferred policy acquisition costs asset, January 1	$1,242	$1,093	$1,013
Capitalized deferred policy acquisition costs	1,953	1,790	1,530
Amortized deferred policy acquisition costs	(1,851)	(1,641)	(1,450)
Deferred policy acquisition costs asset, December 31	$1,344	$1,242	$1,093

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Year ended December 31, 2025	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$245	$52	$8	$51	$356
Capitalized deferred policy acquisition costs	37	6	1	1	45
Amortized deferred policy acquisition costs	(25)	(3)	(1)	(2)	(31)
Balance, end of period	$257	$55	$8	$50	$370

Year ended December 31, 2024
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	32	7	1	2	42
Amortized deferred policy acquisition costs	(23)	(3)	(1)	(3)	(30)
Balance, end of period	$245	$52	$8	$51	$356

Year ended December 31, 2023
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	30	8	2	2	42
Amortized deferred policy acquisition costs	(22)	(3)	(1)	(3)	(29)
Balance, end of period	$236	$48	$8	$52	$344

Cincinnati Financial Corporation - 2025 10-K - Page 153

NOTE 7 – Note Payable
We had one unsecured revolving credit facility through multiple commercial banks that was due to expire on February 4, 2026. On October 10, 2025, we terminated our $300 million credit agreement and simultaneously entered into a new $400 million unsecured revolving credit agreement expiring on October 10, 2030, with two optional one-year extensions. The credit facility is fully subscribed among four lenders and includes a $400 million accordion feature, a $400 million sublimit for letters of credit, and a $75 million sublimit for swing line loans. Terms and conditions of the agreement include a debt-to-total capital maximum of 35%. We had no compensating balance requirements on short-term debt for either 2025 or 2024. The line of credit had $25 million drawn at both December 31, 2025 and 2024. The interest rate charged on our borrowings on these credit agreements ranged from 4.88% to 5.34% during 2025 and ranged from 5.56% to 6.34% during 2024. In addition, we have letters of credit related to our Cincinnati Re operations with no amounts drawn at December 31, 2025 and 2024. On September 12, 2024, we terminated our $94 million unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's, and replaced the letter of credit agreement with common equities held in Lloyd's trust accounts.

Cincinnati Financial Corporation - 2025 10-K - Page 154

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

The finance lease term for equipment and autos is generally three to six years while the operating lease term for real estate properties is typically five years. Lease obligations totaled $71 million and $60 million in 2025 and 2024, respectively. Below are the lease obligations we expect to pay through 2031 and thereafter, including $8 million of interest for finance and operating leases:

(Dollars in millions)	Years ended December 31,
	2026	2027	2028	2029	2030	2031 and thereafter
Finance lease obligations	$18	$15	$13	$10	$6	$3
Operating lease obligations	3	3	2	2	2	2
Total lease obligations	$21	$18	$15	$12	$8	$5

The following table provides lease cost and other information:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Lease cost:
Finance lease cost	$18	$16	$14
Operating lease cost	3	3	3
Total lease cost	$21	$19	$17

Other information finance leases:
Finance cash outflows	$18	$17	$16
Weighted average discount rate	5.06%	4.88%	4.35%
Weighted average remaining lease term in years	3.87	3.96	3.89

Other information operating leases:
Operating cash outflows	$4	$3	$3
Weighted average discount rate	5.21%	4.44%	4.66%
Weighted average remaining lease term in years	4.06	3.47	4.30

Cincinnati Financial Corporation - 2025 10-K - Page 155

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $3.48, $3.24 and $3.00 for the years ended December 31, 2025, 2024 and 2023, respectively.

Our lead insurance subsidiary, The Cincinnati Insurance Company, paid dividends to the parent company of $550 million, $290 million and $526 million in 2025, 2024 and 2023, respectively. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our lead insurance subsidiary can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2026, the total that our lead insurance subsidiary may pay in dividends is approximately $975 million.

Dividend payments from Cincinnati Global to the parent company are subject to regulation by U.K. law. Cincinnati Global paid no dividends to the parent company in 2025, 2024 or 2023.

Cincinnati Financial Corporation - 2025 10-K - Page 156

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life policy reserves, reinsurance recoverable and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

(Dollars in millions)	2025			2024			2023
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$(553)	$(119)	$(434)	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)
OCI before investment gains and losses, net, recognized in net income	347	74	273	(99)	(20)	(79)	255	55	200
Investment gains and losses, net, recognized in net income	25	5	20	116	24	92	22	4	18
OCI	372	79	293	17	4	13	277	59	218
AOCI, December 31	$(181)	$(40)	$(141)	$(553)	$(119)	$(434)	$(570)	$(123)	$(447)

Pension obligations:
AOCI, January 1	$75	$17	$58	$30	$8	$22	$36	$9	$27
OCI excluding amortization recognized in net income	13	3	10	44	9	35	2	1	1
Amortization recognized in net income	(3)	(1)	(2)	1	—	1	(8)	(2)	(6)
OCI	10	2	8	45	9	36	(6)	(1)	(5)
AOCI, December 31	$85	$19	$66	$75	$17	$58	$30	$8	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, January 1	$85	$18	$67	$(13)	$(3)	$(10)	$29	$5	$24
OCI before investment gains and losses, net, recognized in net income	(33)	(7)	(26)	98	21	77	(42)	(8)	(34)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—	—	—	—
OCI	(33)	(7)	(26)	98	21	77	(42)	(8)	(34)
AOCI, December 31	$52	$11	$41	$85	$18	$67	$(13)	$(3)	$(10)

Summary of AOCI:
AOCI, January 1	$(393)	$(84)	$(309)	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)
Investments OCI	372	79	293	17	4	13	277	59	218
Pension obligations OCI	10	2	8	45	9	36	(6)	(1)	(5)
Life policy reserves, reinsurance recoverable and other OCI	(33)	(7)	(26)	98	21	77	(42)	(8)	(34)
Total OCI	349	74	275	160	34	126	229	50	179
AOCI, December 31	$(44)	$(10)	$(34)	$(393)	$(84)	$(309)	$(553)	$(118)	$(435)

Investment gains and losses, net, and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the consolidated statements of income.
Cincinnati Financial Corporation - 2025 10-K - Page 157

NOTE 10 – Reinsurance
Primary components of our property casualty reinsurance assumed operations include involuntary and voluntary assumed as well as contracts from our reinsurance assumed operations, known as Cincinnati Re. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaties and retrocessions on our reinsurance assumed operations. Management’s decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Direct written premiums	$9,891	$8,994	$7,784
Assumed written premiums	686	676	597
Ceded written premiums	(495)	(427)	(335)
Net written premiums	$10,082	$9,243	$8,046

Direct earned premiums	$9,474	$8,338	$7,407
Assumed earned premiums	673	642	569
Ceded earned premiums	(494)	(412)	(331)
Earned premiums	$9,653	$8,568	$7,645

Direct incurred loss and loss expenses	$6,446	$5,106	$4,843
Assumed incurred loss and loss expenses	472	355	280
Ceded incurred loss and loss expenses	(583)	(25)	(165)
Incurred loss and loss expenses	$6,335	$5,436	$4,958

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Direct earned premiums	$412	$404	$394
Ceded earned premiums	(82)	(83)	(81)
Earned premiums	$330	$321	$313

Direct contract holders' benefits incurred	$378	$358	$391
Ceded contract holders' benefits incurred	(73)	(57)	(75)
Contract holders' benefits incurred	$305	$301	$316

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2025 10-K - Page 158

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2025	2024
Deferred tax assets:
Unearned premiums	$210	$193
Loss and loss expense reserves	168	141
Net operating loss on international earnings	13	19
Foreign tax credits	34	23
Other	62	80
Total gross deferred tax assets	487	456
Deferred tax liabilities:
Investment gains and other, net	1,783	1,434
Deferred acquisition costs	229	212
Life policy reserves	86	96
Deferred international earnings	77	56
Investments	56	55
Other	89	79
Total gross deferred tax liabilities	2,320	1,932
Net deferred income tax liability	$1,833	$1,476

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance at December 31, 2025 and 2024, for our U.S. domestic operations.

For financial reporting purposes, income before income taxes includes the following components:

(Dollars in millions)	For the years ended December 31,
	2025	2024	2023
United States	$2,890	$2,766	$2,195
International	90	92	81
Total income before income taxes	$2,980	$2,858	$2,276

Cincinnati Financial Corporation - 2025 10-K - Page 159

The provision for income taxes consists of:

(Dollars in millions)	For the years ended December 31,
	2025	2024	2023
Provision for income taxes:
Current – United States	$296	$445	$209
International	8	4	1
Total current	304	449	210
Deferred – United States	271	101	216
International	12	16	7
Total deferred	283	117	223
Total provision for income taxes	$587	$566	$433

The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2025		2024		2023
Tax at statutory rate:	$626	21.0%	$600	21.0%	$478	21.0%
Increase (decrease) resulting from:
Nontaxable or nondeductible items
Tax-exempt income from municipal bonds	(23)	(0.8)	(21)	(0.7)	(21)	(0.9)
Dividend received exclusion	(21)	(0.7)	(22)	(0.8)	(22)	(1.0)
Other nontaxable or nondeductible items	10	0.3	3	0.1	5	0.2
Other	(5)	(0.1)	6	0.2	(7)	(0.3)
Provision for income taxes	$587	19.7%	$566	19.8%	$433	19.0%

The increase (decrease) resulting from Other in the table above includes the effect of state and local income taxes, the majority of which related to two states for the years ended December 31, 2025, 2024 and 2023.

The provision for federal income taxes is based upon the filing of a consolidated income tax return for the company and its domestic subsidiaries within the United States. We had no operating or capital loss carryforwards in the United States at December 31, 2025 and 2024. As more fully discussed below, Cincinnati Global, has operating loss carryforwards in the United Kingdom.

The One Big Beautiful Bill Act
The One Big Beautiful Bill Act (the “Tax Act”) was enacted on July 4, 2025, and makes permanent several provisions from the 2017 Tax Cuts and Jobs Act. Applicable impacts of the Tax Act have been reflected in the tax provision and do not have a material impact on our consolidated financial statements.

Unrecognized Tax Benefits
During the third quarter of 2024, we were notified by the IRS that the audit of tax years ended December 31, 2021 and 2020, had concluded. The statute of limitations closed in September 2025 for these two tax years. The statute of limitations is closed for tax years ended December 31, 2021, and earlier, and is open for tax years ended December 31, 2022, and later.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions and record these amounts in our provision for income taxes for both current and deferred taxes. The statute of limitations for state income tax purposes has closed for tax years ended December 31, 2021, and earlier.

Cincinnati Global operates in the United Kingdom and as such, is subject to tax in that jurisdiction. The statute of limitations for tax return review by His Majesty’s Revenue and Customs (HMRC) has closed for tax returns with a submission deadline ended December 31, 2023, and earlier. There are currently no tax returns under review by HMRC.

Cincinnati Financial Corporation - 2025 10-K - Page 160

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received. We received a $1 million refund in 2025, no refund in 2024 and a $2 million refund in 2023.

Income taxes paid net of refunds received consists of:

(Dollars in millions)	For the years ended December 31,
	2025	2024	2023
Income taxes paid net of refunds received:
United States	$211	$386	$135
International	9	9	1
Total income taxes paid net of refunds received	$220	$395	$136

Cincinnati Global
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets of Cincinnati Global will be realized. As a result, we had no valuation allowance at December 31, 2025, 2024 or 2023.

The following is a tabular reconciliation of the total amounts of our Cincinnati Global valuation allowance:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Valuation allowance, January 1	$—	$—	$31
Current year operations	—	—	(31)
Valuation allowance, December 31	$—	$—	$—

Cincinnati Global had no operating loss carryforwards in the United States and $50 million in the United Kingdom at December 31, 2025, and none in the United States and $78 million in the United Kingdom at December 31, 2024. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.
Cincinnati Financial Corporation - 2025 10-K - Page 161

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2025	2024	2023
Numerator:
Net income—basic and diluted	$2,393	$2,292	$1,843
Denominator:
Basic weighted-average common shares outstanding	156.1	156.4	157.0
Effect of share-based awards:
Stock options	1.0	0.8	0.7
Nonvested shares	0.6	0.6	0.4
Diluted weighted-average shares	157.7	157.8	158.1
Earnings per share:
Basic	$15.32	$14.65	$11.74
Diluted	15.17	14.53	11.66
Number of anti-dilutive share-based awards	0.4	1.1	1.3

The sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2025, 2024 and 2023.
Cincinnati Financial Corporation - 2025 10-K - Page 162

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

We sponsor a defined contribution plan (401(k) plan) for eligible associates with matching company contributions totaling $32 million, $29 million and $26 million during the years 2025, 2024 and 2023, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6% of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $15 million at year-end 2025 and $13 million at year-end 2024, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $102 million and $87 million at December 31, 2025 and 2024, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled approximately $2 million, $1 million and $1 million for the years 2025, 2024 and 2023, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2025	2024	2025	2024
Discount rate	5.56%	5.68%	5.43%	5.66%
Rate of compensation increase	2.25-3.25	4.00	2.25-3.25	4.00

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we decreased the rate from the prior year by 0.12 percentage points for the qualified pension plan and by 0.23 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated mortality scales. The Pri-2012 tables with Scale MP-2021 was used for the years 2025, 2024 and 2023.

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2025	2024	2023	2025	2024	2023
Discount rate	5.68%	5.04%	5.34%	5.66%	5.11%	5.42%
Expected return on plan assets	7.00	7.00	7.00	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.50	4.00	4.00	4.50

The discount rate was increased by 0.64 percentage points for the qualified pension plan and 0.55 percentage points for the SERP due to market interest rate conditions at the beginning of 2025. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected
Cincinnati Financial Corporation - 2025 10-K - Page 163

return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2025 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2025 was 13.1% and for 2024 was 18.7%. Our compensation increase assumptions in 2025 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2025	2024
Change in projected benefit obligation:
Benefit obligation, January 1	$258	$263
Service cost	5	6
Interest cost	14	13
Actuarial loss (gain)	7	(9)
Benefits paid	(21)	(15)
Projected benefit obligation, December 31	$263	$258

Change in plan assets:
Fair value of plan assets, January 1	$358	$317
Actual return on plan assets	43	56
Benefits paid	(21)	(15)
Fair value of plan assets, December 31	$380	$358

Funded status, December 31	$117	$100

Accumulated benefit obligation	$252	$243

Our funded status for 2025 compared to 2024 improved primarily due to a positive return on plan assets, offset by increases in the actuarial loss resulting from the difference between actual and expected experience and increases in discount rates.
Cincinnati Financial Corporation - 2025 10-K - Page 164

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2025	2024
Pension amounts recognized in the consolidated balance sheets:
Other assets	$117	$100
Total	$117	$100

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial gain	$(86)	$(76)
Prior service cost	1	1
Total	$(85)	$(75)

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Net periodic benefit cost:
Service cost	$5	$6	$6
Non-service costs (benefit):
Interest cost	14	13	13
Expected return on plan assets	(23)	(21)	(21)
Amortization of actuarial (gain) loss and prior service cost	(3)	1	(2)
Other	—	—	(6)
Net periodic benefit	$(7)	$(1)	$(10)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	$(13)	$(44)	$(2)
Amortization and recognition of actuarial gain (loss)	3	(1)	8
Total recognized in other comprehensive (income) loss	$(10)	$(45)	$6
Total recognized in net periodic benefit and other comprehensive income	$(17)	$(46)	$(4)

The 2025 change in the amount recognized in other comprehensive income is largely due to decreases in actuarial gain resulting from differences between actual and expected experience, increases in discount rates, and less favorable return on assets compared to 2024.

Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the consolidated statements of income for 2025, 2024 and 2023.

Defined Benefit Pension Plan Assets
The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our internal investment department; however, overall investment strategies are discussed with our employee benefits committee. Our investment strategy is to weight our portfolio towards large-cap, high-quality, dividend-growing equities that we have historically favored, while also holding the appropriate level of cash and fixed-maturity securities to provide for obligations in the near term. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions.

Cincinnati Financial Corporation - 2025 10-K - Page 165

Including cash, during 2025 we held approximately 82% of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 9% in domestic corporate fixed-maturity investments, 7% percent in cash, 1% in United States government fixed-maturity investments, and 1% in states, municipalities and taxable political subdivisions fixed-maturity investments. Our common equity portfolio consisted of 32% in the information technology sector, 19% in the financial sector, 19% in the industrials sector, and 12% in the healthcare sector, at year-end 2025. No additional sectors accounted for 10% or more of our common equity portfolio balance at year-end 2025.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2025 and 2024. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2025 and 2024. Excluded from the table below is cash on hand of $26 million and $36 million at December 31, 2025 and 2024, respectively.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2025
Fixed maturities, available for sale:
United States government	$5	$—	$—	$5
Corporate	—	32	—	32
States, municipalities and political subdivisions	—	5	—	5
Total fixed maturities, available for sale	5	37	—	42
Common equities	312	—	—	312
Total	$317	$37	$—	$354

At December 31, 2024
Fixed maturities, available for sale:
United States government	$13	$—	$—	$13
Corporate	—	7	—	7
States, municipalities and political subdivisions	—	5	—	5
Total fixed maturities, available for sale	13	12	—	25
Common equities	297	—	—	297
Total	$310	$12	$—	$322

Our pension plan assets included 100,610 shares of the company’s common stock, which had a fair value of $16 million and $14 million at December 31, 2025 and 2024, respectively. The defined benefit pension plan did not purchase or sell any of our common stock during 2025 or 2024. The company paid less than $1 million in both 2025 and 2024 in cash dividends on our common stock to the pension plan.

We estimate $11 million of benefit payments from the SERP during 2026. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2026	2027	2028	2029	2030	2031 - 2035
Expected future benefit payments	$40	$31	$32	$31	$29	$105

Cincinnati Financial Corporation - 2025 10-K - Page 166

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

(Dollars in millions)	Net income			Capital and surplus
	Years ended December 31,			At December 31,
	2025	2024	2023	2025	2024
The Cincinnati Insurance Company	$962	$1,245	$607	$9,749	$8,603
The Cincinnati Casualty Company	18	28	13	588	555
The Cincinnati Indemnity Company	7	6	3	142	138
The Cincinnati Specialty Underwriters Insurance Company	129	86	76	810	699
The Cincinnati Life Insurance Company	120	96	90	623	508

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of $11 million, $10 million and $9 million on premium volume of $60 million, $55 million and $51 million for 2025, 2024 and 2023, respectively.

Cincinnati Financial Corporation - 2025 10-K - Page 167

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

Cincinnati Financial Corporation - 2025 10-K - Page 168

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2025 and 2024.

Share-based compensation cost after tax was $37 million, $37 million and $32 million for the years ended
December 31, 2025, 2024 and 2023, respectively. The related income tax benefit recognized was $9 million,$9 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Options exercised during the years ended December 31, 2025, 2024 and 2023, had intrinsic value of $26 million, $32 million and $14 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2025 and 2024 had total intrinsic value of $18 million and $12 million, respectively. Options vested during the year ended December 31, 2023 had no intrinsic value because the weighted average exercise price was greater than the market price on the reporting date.

As of December 31, 2025, we had $44 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

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
•Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.
•Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.
The following weighted average assumptions were used in determining fair value for option grants issued:

	2025	2024	2023
Weighted-average expected term	8-9 years	8-9 years	8-9 years
Expected volatility	29.26-30.51%	28.94-29.98%	28.25-29.61%
Dividend yield	2.53%	2.88%	2.39%
Risk-free rates	4.57-4.61%	4.38-4.41%	3.98-3.99%
Weighted-average fair value of options granted during the period	$43.92	$33.05	$38.22

Cincinnati Financial Corporation - 2025 10-K - Page 169

Below is a summary of option information for the year 2025:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2025	3,504	$98.54
Granted	382	137.56
Exercised	(370)	78.91
Forfeited or expired	(56)	96.29
Outstanding option shares at December 31, 2025	3,460	104.98	$202	5.22 years

Options exercisable at end of period	2,684	$98.85	$173	4.28 years

Cash received from the exercise of options was $10 million, $10 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively. We acquired 125,845, 259,224 and 72,549 shares totaling
$19 million, $33 million and $8 million, respectively, from associates in consideration for option exercises during 2025, 2024 and 2023. The weighted-average remaining contractual life for options expected to vest as of December 31, 2025, was 8.46 years.

Under all active shareholder approved plans, a total of 19.3 million shares were authorized to be granted. At December 31, 2025, 10.5 million shares remained available for future issuance under the plans. During 2025, we granted 11,546 shares of common stock to our directors for 2024 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $23 million, $23 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0% to 200% for awards granted in 2025, 2024 and 2023. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2025, our total shareholder return exceeded eight of our nine peers. We expect 200% payout of these shares to occur in March 2026. During 2025, we issued 20,543 shares of performance-based restricted stock units at threshold-level performance hurdle for the three-year performance period ended December 31, 2024, as our total shareholder return exceeded three of nine peers in our 2022 peer group. During 2024, no shares of performance-based restricted stock units were issued for the three-year performance period ended December 31, 2023, as our total shareholder return exceeded two of eight peers in our 2021 peer group. Performance-based awards vested during the year ended December 31, 2025 had an intrinsic value of $3 million.

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
Cincinnati Financial Corporation - 2025 10-K - Page 170

•Expected volatility is based on each company's historical volatility using daily stock price observations with the period commensurate with the performance measurement period.
•Dividend yield is based on our current expected annual cash dividend and the valuation date stock price.
•Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.
The following assumptions were used in determining fair value for performance-based grants issued:

	2025	2024	2023
Expected term	2.87 years	2.86 years	2.86 years
Expected volatility	21.38-41.62%	21.33-42.97%	25.98-47.73%
Dividend yield	2.53%	2.88%	2.37%
Risk-free rates	4.22%	4.41%	4.32%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2025:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2025	498	$111.03	230	$133.60
Granted	177	127.90	75	120.83
Vested	(159)	115.71	(21)	140.50
Forfeited or canceled	(21)	114.77	(48)	140.50
Nonvested at December 31, 2025	495	115.41	236	127.58

Cincinnati Financial Corporation - 2025 10-K - Page 171

NOTE 18 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. Our CODM is the chief executive officer who regularly reviews our reporting segments to make decisions about allocating resources and assessing performance. Our five reporting segments are:
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

Cincinnati Financial Corporation - 2025 10-K - Page 172

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Commercial lines insurance
Commercial lines insurance premiums	$4,863	$4,486	$4,264
Fee revenues	5	4	4
Total commercial lines insurance revenues	4,868	4,490	4,268
Loss and loss expenses	2,970	2,795	2,787
Underwriting expenses	1,459	1,384	1,313
Total commercial lines income before income taxes	439	311	168

Personal lines insurance
Personal lines insurance premiums	3,199	2,623	2,044
Fee revenues	5	5	4
Total personal lines insurance revenues	3,204	2,628	2,048
Loss and loss expenses	2,419	1,795	1,442
Underwriting expenses	896	762	610
Total personal lines income (loss) before income taxes	(111)	71	(4)

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	698	615	542
Fee revenues	4	3	3
Total excess and surplus lines insurance revenues	702	618	545
Loss and loss expenses	425	411	350
Underwriting expenses	192	167	141
Total excess and surplus lines income before income taxes	85	40	54

Life insurance
Life insurance premiums	330	321	313
Fee revenues	6	5	10
Total life insurance revenues	336	326	323
Contract holders' benefits incurred	305	301	316
Investment interest credited to contract holders	(127)	(125)	(121)
Underwriting expenses incurred	93	93	87
Total life insurance income before income taxes	65	57	41

Investments
Investment income, net of expenses	1,165	1,025	894
Investment gains and losses, net	1,442	1,391	1,127
Total investment revenue	2,607	2,416	2,021
Investment interest credited to contract holders	127	125	121
Total investments income before income taxes	2,480	2,291	1,900

Reconciliation to consolidated income before income taxes
Total segment revenues	11,717	10,478	9,205
Other earned premiums	893	844	795
Other revenues	21	15	13
Total revenues	12,631	11,337	10,013
Total segment benefits and expenses	8,759	7,708	7,046
Other loss and loss expenses	521	435	379
Other underwriting expenses	284	251	233
Other benefits and expenses	87	85	79
Total benefits and expenses	9,651	8,479	7,737
Total income before income taxes	$2,980	$2,858	$2,276

Cincinnati Financial Corporation - 2025 10-K - Page 173

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	December 31,	December 31,
	2025	2024
Identifiable assets:
Property casualty insurance	$6,916	$5,927
Life insurance	1,695	1,658
Investments	31,199	27,887
Other	1,192	1,029
Total	$41,002	$36,501

Cincinnati Financial Corporation - 2025 10-K - Page 174

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
This item is not applicable to the company.
Cincinnati Financial Corporation - 2025 10-K - Page 175

Part III
Our Proxy Statement will be filed with the SEC no later than April 30, 2026, in preparation for the 2026 Annual Meeting of Shareholders scheduled for May 2, 2026. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2026 Annual Meeting of Shareholders to be held May 2, 2026, are incorporated herein by reference: “Delinquent Section 16(a) Reports,” under the principal heading "Security Ownership of Principal Shareholders and Management", “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at investors.cinfin.com. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 23, 2026.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 23, 2026	Since February 2021	Officer Since
Roger A. Brown, FSA, MAAA, CLU (54)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	2016
Dawn S. Chapel, CPCU, RPLU+, AIM, AIS, CRIS, APA, ARe, ASLI, AU (52)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Responsible for brokerage operations of CSU Producer Resources and vice president until 2025.	2025
Teresa C. Cracas, Esq. (60)	Chief risk officer and executive vice president of The Cincinnati Insurance Company. Responsible for strategic planning and risk management, including executive oversight of modeling for financial analysis, property casualty reserving and pricing, strategic innovation, ceded reinsurance programs, corporate marketing and communications, human resources and policyholder experience. Senior vice president until 2022.	2011
Angela O. Delaney (57)	Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty insurance sales and marketing operations, including leadership of field underwriters and independent agency relationships.	2020
Luyang Fu, Ph.D, FCAS, MAAA (52)	Chief actuary and senior vice president of The Cincinnati Insurance Company. Responsible for all actuarial activities, including pricing, reserving, predictive modeling, forecasting and risk analytics for the property casualty insurance subsidiaries. Vice president of planning, analytics and risk management until 2022.	2026
Sean M. Givler, CIC, CRM (50)	Executive vice president of The Cincinnati Insurance Company. Responsible for commercial insurance and life insurance, including executive oversight of Commercial Lines, Management Liability & Surety, Sales & Marketing and The Cincinnati Life Insurance Company. Senior vice president of commercial lines until 2025.	2017
Thomas C. Hogan, Esq. (55)	Chief legal officer, executive vice president and corporate secretary of Cincinnati Financial Corporation. Responsible for corporate legal, governance and compliance activities, including executive oversight of regulatory and compliance, government relations, litigation and contract administration. Senior vice president and associate general counsel until 2024.	2024
Cincinnati Financial Corporation - 2025 10-K - Page 176

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 23, 2026	Since February 2021	Officer Since
John S. Kellington (64)	Chief information officer and executive vice president of The Cincinnati Insurance Company. Responsible for enterprise technology platforms and related activities. Senior vice president until 2022.	2010
R. Phillip Sandercox, CPCU, ARe (62)	Senior vice president of The Cincinnati Insurance Company and head of Cincinnati Re. Responsible for all reinsurance assumed operations, including underwriting, pricing and claims. Head of Cincinnati Re since 2023. Vice president until 2024.	2026
Marc J. Schambow, CPCU, AIM, ASLI (60)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for all headquarters and field claims operations, including special investigations and claims administration.	2022
Andrew M. Schnell, CPA, CPCU, AINS (45)	Senior vice president and treasurer of The Cincinnati Insurance Company. Responsible for corporate accounting and SEC reporting activities. Vice president of corporate finance from 2021 to 2025.	2026
Scott A. Schuler (42)	Senior vice president of The Cincinnati Insurance Company. Responsible for all personal lines operations, including underwriting, insurance regulatory filings and product and risk management. Vice president of personal lines underwriting until 2025.	2025
Michael J. Sewell, CPA (62)	Chief financial officer, principal accounting officer, executive vice president and treasurer of Cincinnati Financial Corporation. Chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Responsible for accounting, finance and financial reporting, including executive oversight of purchasing, investor relations, shareholder services, administrative services and facilities maintenance and security. Senior vice president until 2022.	2011
Steven A. Soloria, CFA, CPCU (59)	Chief investment officer and executive vice president of Cincinnati Financial Corporation. Responsible for all investment operations. Senior vice president of The Cincinnati Insurance Company until 2023. Vice president of investments until 2022.	2023
Chet H. Swisher (48)	Senior vice president of The Cincinnati Insurance Company. Responsible for standard commercial lines underwriting and operations, including management liability insurance, machinery and equipment insurance, surety bonds, loss control services and premium audit. Vice president of commercial key accounts until 2025.	2025
William H. Van Den Heuvel (59)	Executive vice president of The Cincinnati Insurance Company. Responsible for specialty insurance and personal lines insurance operations, including executive oversight of Personal Lines, Excess & Surplus Lines, Cincinnati Re – the company’s reinsurance assumed operations – and the activities of Cincinnati Global Underwriting Ltd., a London-based, global specialty underwriter for Lloyd's Syndicate 318. Senior vice president of personal lines until 2025.	2014

Cincinnati Financial Corporation - 2025 10-K - Page 177

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2026, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2026, is incorporated herein by reference.
b) Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2025 10-K - Page 178

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2026, are incorporated herein by reference: “Governance of Your Company – Insider Trading,” “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2026, is incorporated herein by reference. It includes the “Proposal 5 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2025 10-K - Page 179

Part IV

ITEM 15.    Exhibit and Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 115 to Page 173
b) Exhibits – see Index of Exhibits, Page 192
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 181
Schedule II – Condensed Financial Statements of Parent Company, Page 183
Schedule III – Supplementary Insurance Information, Page 186
Schedule IV – Reinsurance, Page 188
Schedule V – Valuation and Qualifying Accounts, Page 189
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 190

ITEM 16. Form 10-K Summary
This item is not applicable to the company.

Cincinnati Financial Corporation - 2025 10-K - Page 180

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2025
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,532	$3,473	$3,473
The Cincinnati Casualty Company	215	207	207
The Cincinnati Indemnity Company	42	41	41
The Cincinnati Life Insurance Company	426	380	380
The Cincinnati Specialty Underwriters Insurance Company	804	776	776
Cincinnati Financial Corporation	46	42	42
Total	5,065	4,919	4,919
United States government:
The Cincinnati Insurance Company	138	138	138
The Cincinnati Casualty Company	13	13	13
The Cincinnati Indemnity Company	7	7	7
The Cincinnati Life Insurance Company	6	6	6
The Cincinnati Specialty Underwriters Insurance Company	9	9	9
Cincinnati Global Underwriting Ltd.	139	140	140
Total	312	313	313
Government-sponsored enterprises:
The Cincinnati Insurance Company	1,343	1,342	1,342
The Cincinnati Casualty Company	73	72	72
The Cincinnati Indemnity Company	22	22	22
The Cincinnati Life Insurance Company	532	533	533
The Cincinnati Specialty Underwriters Insurance Company	358	358	358
Cincinnati Global Underwriting Ltd.	7	7	7
Cincinnati Financial Corporation	25	25	25
Total	2,360	2,359	2,359
Foreign government:
Cincinnati Global Underwriting Ltd.	24	24	24
Total	24	24	24
All other corporate bonds:
The Cincinnati Insurance Company	6,558	6,615	6,615
The Cincinnati Casualty Company	107	101	101
The Cincinnati Indemnity Company	34	33	33
The Cincinnati Life Insurance Company	3,044	2,974	2,974
The Cincinnati Specialty Underwriters Insurance Company	547	530	530
Cincinnati Global Underwriting Ltd.	230	232	232
Cincinnati Financial Corporation	23	23	23
Total	10,543	10,508	10,508
Total fixed maturities	$18,304	$18,123	$18,123

Cincinnati Financial Corporation - 2025 10-K - Page 181

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2025
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$2,075	$6,546	$6,546
The Cincinnati Casualty Company	53	197	197
The Cincinnati Indemnity Company	17	40	40
The Cincinnati Specialty Underwriters Insurance Company	97	434	434
CSU Producer Resources Inc.	16	33	33
Cincinnati Financial Corporation	1,534	5,123	5,123
Total	3,792	12,373	12,373
Nonredeemable preferred equities:
The Cincinnati Insurance Company	347	306	306
The Cincinnati Life Insurance Company	13	13	13
Cincinnati Financial Corporation	3	2	2
Total	363	321	321
Total equity securities	$4,155	$12,694	$12,694
Short-term investments:
Cincinnati Financial Corporation	148	148	148
Total short-term investments	$148	$148	$148
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$38	—	$38
Deposits at Lloyd's:
Cincinnati Global Underwriting Ltd.	16	—	16
Private equity:
The Cincinnati Insurance Company (1)	597	—	597
The Cincinnati Life Insurance Company (1)	13	—	13
Cincinnati Financial Corporation (1)	31	—	31
Real estate:
The Cincinnati Insurance Company (1)	67	—	67
The Cincinnati Life Insurance Company (1)	53	—	53
Cincinnati Financial Corporation (1)	3	—	3
Total other invested assets	$818	—	$818
Total investments	$23,425	—	$31,783

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.
Cincinnati Financial Corporation - 2025 10-K - Page 182

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2025	2024
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2025—$94; 2024—$179)	$90	$173
Equity securities, at fair value (cost: 2025—$1,537; 2024—$1,389)	5,125	4,565
Short-term investments, at fair value (amortized cost: 2025—$148; 2024—$298)	148	298
Other invested assets	34	40
Total investments	5,397	5,076
Cash and cash equivalents	205	167
Equity in net assets of subsidiaries	11,526	10,015
Investment income receivable	5	14
Land, building and equipment, net, for company use (accumulated depreciation: 2025—$186; 2024—$174)	137	142
Income tax receivable	5	9
Other assets	236	201
Due from subsidiaries	255	53
Total assets	$17,766	$15,677
Liabilities
Dividends declared but unpaid	$135	$127
Deferred federal income tax	789	697
Long-term debt	790	790
Other liabilities	141	128
Total liabilities	1,855	1,742
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,561	1,502
Retained earnings	16,719	14,869
Accumulated other comprehensive income	(34)	(309)
Treasury stock, at cost	(2,732)	(2,524)
Total shareholders' equity	15,911	13,935
Total liabilities and shareholders' equity	$17,766	$15,677

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2025 10-K - Page 183

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income and Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Revenues
Investment income, net of expenses	$112	$122	$109
Investment gains and losses, net	478	644	644
Other revenue	15	15	15
Total revenues	605	781	768
Expenses
Interest expense	52	52	52
Other expenses	44	42	38
Total expenses	96	94	90
Income Before Income Taxes and Earnings of Subsidiaries	509	687	678
Provision for Income Taxes	103	140	134
Net Income Before Earnings of Subsidiaries	406	547	544
Increase in equity of subsidiaries	1,987	1,745	1,299
Net Income	$2,393	$2,292	$1,843
Other Comprehensive Income (Loss), Net of Taxes
Change in unrealized gain on securities	2	2	4
Amortization of pension actuarial gains (losses) and prior service costs	8	36	(5)
Other Comprehensive Income (Loss), Net of Taxes Before Other Comprehensive Income (Loss) of Subsidiaries	10	38	(1)
Other comprehensive income of subsidiaries	265	88	180
Other comprehensive income	275	126	179
Comprehensive Income	$2,668	$2,418	$2,022

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2025 10-K - Page 184

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$2,393	$2,292	$1,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other	17	4	10
Investment gains and losses, net	(471)	(641)	(644)
Dividends from subsidiaries	740	300	426
Changes in:
Increase in equity of subsidiaries	(1,987)	(1,745)	(1,299)
Current federal income taxes	4	(6)	1
Deferred income tax	89	64	144
Other assets	(10)	(4)	(12)
Other liabilities	(3)	3	3
Intercompany receivable/payable	(166)	21	95
Net cash provided by operating activities	606	288	567

Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	90	124	17
Sale of equity securities	137	665	138
Purchase of fixed maturities	(9)	(124)	(119)
Purchase of equity securities	(218)	(19)	(65)
Change in short-term investments, net	156	(295)	—
Investment in buildings and equipment	(7)	(14)	(10)
Change in other invested assets, net	2	9	—
Net cash (used in) received from investing activities	151	346	(39)

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(525)	(490)	(454)
Shares acquired - share repurchase authorization	(205)	(126)	(67)
Proceeds from stock options exercised	10	10	9
Other	1	1	1
Net cash used in financing activities	(719)	(605)	(511)
Net change in cash and cash equivalents	38	29	17
Cash and cash equivalents at beginning of year	167	138	121
Cash and cash equivalents at end of year	$205	$167	$138

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2025 10-K - Page 185

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Deferred policy acquisition costs:
Commercial lines insurance	$459	$431	$387
Personal lines insurance	320	276	210
Excess and surplus lines insurance	56	50	43
Other	139	129	109
Total property casualty insurance	974	886	749
Life insurance	370	356	344
Total	$1,344	$1,242	$1,093

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$6,992	$6,303	$5,887
Personal lines insurance	1,685	1,209	990
Excess and surplus lines insurance	1,299	1,109	932
Other	1,474	1,316	1,166
Total property casualty insurance	11,450	9,937	8,975
Life insurance	3,014	2,983	3,094
Total (1)	$14,464	$12,920	$12,069

Gross unearned premiums:
Commercial lines insurance	$2,441	$2,311	$2,111
Personal lines insurance	1,864	1,633	1,253
Excess and surplus lines insurance	362	321	273
Other	586	547	481
Total property casualty insurance	5,253	4,812	4,118
Life insurance	1	1	1
Total (1)	$5,254	$4,813	$4,119

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance	—	—	—
Life insurance	35	43	49
Total (1)	$35	$43	$49

Earned premiums:
Commercial lines insurance	$4,863	$4,486	$4,264
Personal lines insurance	3,199	2,623	2,044
Excess and surplus lines insurance	698	615	542
Other	893	844	795
Total property casualty insurance	9,653	8,568	7,645
Life insurance	330	321	313
Total	$9,983	$8,889	$7,958

Cincinnati Financial Corporation - 2025 10-K - Page 186

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance (2)	854	715	602
Life insurance	202	190	184
Total	$1,056	$905	$786

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$2,970	$2,795	$2,787
Personal lines insurance	2,419	1,795	1,442
Excess and surplus lines insurance	425	411	350
Other	521	435	379
Total property casualty insurance	6,335	5,436	4,958
Life insurance	305	301	316
Total	$6,640	$5,737	$5,274

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$937	$853	$808
Personal lines insurance	572	457	367
Excess and surplus lines insurance	115	102	89
Other	196	199	157
Total property casualty insurance	1,820	1,611	1,421
Life insurance	31	30	29
Total (3)	$1,851	$1,641	$1,450

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$522	$531	$505
Personal lines insurance	324	305	243
Excess and surplus lines insurance	77	65	52
Other	88	52	76
Total property casualty insurance	1,011	953	876
Life insurance	62	63	58
Total (3)	$1,073	$1,016	$934

Net written premiums:
Commercial lines insurance	$4,998	$4,690	$4,336
Personal lines insurance	3,430	2,999	2,302
Excess and surplus lines insurance	729	654	570
Other	925	900	838
Total property casualty insurance	10,082	9,243	8,046
Accident and health insurance	2	2	2
Total	$10,084	$9,245	$8,048

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

Cincinnati Financial Corporation - 2025 10-K - Page 187

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Gross amounts:
Life insurance in force	$127,448	$124,145	$122,053
Earned premiums
Commercial lines insurance	$4,992	$4,638	$4,399
Personal lines insurance	3,378	2,724	2,117
Excess and surplus lines insurance	741	652	572
Other	363	324	319
Total property casualty insurance	9,474	8,338	7,407
Life insurance	412	404	394
Total	$9,886	$8,742	$7,801

Ceded amounts to other companies:
Life insurance in force	$40,137	$39,900	$39,692
Earned premiums
Commercial lines insurance	$141	$162	$147
Personal lines insurance	180	102	74
Excess and surplus lines insurance	43	37	30
Other	130	111	80
Total property casualty insurance	494	412	331
Life insurance	82	83	81
Total	$576	$495	$412

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$12	$10	$12
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Other	660	631	556
Total property casualty insurance	673	642	569
Life insurance	—	—	—
Total	$673	$642	$569

Net amounts:
Life insurance in force	$87,311	$84,245	$82,361
Earned premiums
Commercial lines insurance	$4,863	$4,486	$4,264
Personal lines insurance	3,199	2,623	2,044
Excess and surplus lines insurance	698	615	542
Other	893	844	795
Total property casualty insurance	9,653	8,568	7,645
Life insurance	330	321	313
Total	$9,983	$8,889	$7,958

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.2%	0.2%	0.3%
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	73.9	74.8	69.9
Total property casualty insurance	7.0	7.5	7.4
Life insurance	—	—	—
Total	6.7	7.2	7.2

Cincinnati Financial Corporation - 2025 10-K - Page 188

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2025	2024	2023
Allowance for credit losses (1):
Beginning balance, January 1	$53	$36	$17
Additions charged to costs and expenses	49	43	33
Deductions	(26)	(26)	(14)
Ending balance, December 31	$76	$53	$36
Deferred tax valuation allowance:
Beginning balance, January 1	$—	$—	$31
Additions charged to costs and expenses	—	—	—
Deductions	—	—	(31)
Ending balance, December 31	—	—	—
Total valuation and qualifying accounts	$76	$53	$36

 Notes to Schedule V:
(1) Includes allowances for credit losses related to premiums receivable, reinsurance recoverable, finance receivables and fixed-maturity securities.
Cincinnati Financial Corporation - 2025 10-K - Page 189

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Deferred policy acquisition costs:
Commercial lines insurance	$459	$431	$387
Personal lines insurance	320	276	210
Excess and surplus lines insurance	56	50	43
Other	139	129	109
Total	$974	$886	$749

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$6,992	$6,303	$5,887
Personal lines insurance	1,685	1,209	990
Excess and surplus lines insurance	1,299	1,109	932
Other	1,474	1,316	1,166
Total	$11,450	$9,937	$8,975

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$2,441	$2,311	$2,111
Personal lines insurance	1,864	1,633	1,253
Excess and surplus lines insurance	362	321	273
Other	586	547	481
Total	$5,253	$4,812	$4,118

Earned premiums:
Commercial lines insurance	$4,863	$4,486	$4,264
Personal lines insurance	3,199	2,623	2,044
Excess and surplus lines insurance	698	615	542
Other	893	844	795
Total	$9,653	$8,568	$7,645

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total (1)	$854	$715	$602

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2025 10-K - Page 190

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2025	2024	2023
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$3,100	$2,933	$2,910
Personal lines insurance	2,423	1,821	1,506
Excess and surplus lines insurance	444	403	361
Other	564	515	396
Total	$6,531	$5,672	$5,173

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(130)	$(138)	$(123)
Personal lines insurance	(4)	(26)	(64)
Excess and surplus lines insurance	(19)	8	(11)
Other	(43)	(80)	(17)
Total	$(196)	$(236)	$(215)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$937	$853	$808
Personal lines insurance	572	457	367
Excess and surplus lines insurance	115	102	89
Other	196	199	157
Total	$1,820	$1,611	$1,421

Paid loss and loss expenses:
Commercial lines insurance	$2,302	$2,335	$2,480
Personal lines insurance	2,061	1,565	1,353
Excess and surplus lines insurance	235	229	183
Other	393	252	260
Total	$4,991	$4,381	$4,276

Net written premiums:
Commercial lines insurance	$4,998	$4,690	$4,336
Personal lines insurance	3,430	2,999	2,302
Excess and surplus lines insurance	729	654	570
Other	925	900	838
Total	$10,082	$9,243	$8,046

Cincinnati Financial Corporation - 2025 10-K - Page 191

Index of Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation as of May 29, 2025, (incorporated by reference to Exhibit 3.1 filed with the company’s Quarterly Report on Form 10-Q filed on July 28, 2025)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 6, 2023 (incorporated by reference to Exhibit 3.1 filed with the company’s Current Report on Form 8-K filed on May 9, 2023)

4.1
Indenture with The Bank of New York Trust Company (incorporated by reference to Exhibit 4.1 filed with the company’s Current Report on Form 8-K filed on November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2
Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to Exhibit 4.2 filed with the company’s Current Report on Form 8-K filed on November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3
Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to Exhibit 4.2 filed with the company’s Current Report on Form 8-K filed on May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6
Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 filed on May 20, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
4.8	Description of Registered Securities (incorporated by reference to Exhibit 4.8 filed with the company's Annual Report on Form 10-K filed on February 26, 2024)
10.1	Cincinnati Financial Corporation Nonemployee Director Stock Plan of 2018 (incorporated by reference to the company’s definitive Proxy Statement dated March 21, 2018, Appendix C)
10.2
First Amendment to the Cincinnati Financial Corporation Nonemployee Director Stock Plan of 2018 (incorporated by reference to Exhibit 10.2 filed with the company’s Annual Report on Form 10-K filed on February 25, 2021)

10.3
Cincinnati Financial Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Annual Report on Form 10-K filed on February 25, 2021)

10.4
Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 28, 2022 (incorporated by reference to the company’s Exhibit 10.6 filed with the company’s Annual Report on Form 10-K filed on February 24, 2022)

10.5	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2006, Appendix B)
10.6	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012, Appendix A)
10.7	Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 16, 2016, Appendix B)
10.8	First Amendment of Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s current report on Form 8-K filed on April 11, 2016)
10.9	Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to the company's definitive Proxy Statement dated March 20, 2024, Appendix B)
10.10	Amended and Restated Cincinnati Financial Corporation Supplemental Retirement Plan dated October 1, 2025.
10.11	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on October 26, 2006)
10.12
Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K filed on October 26, 2006)

Cincinnati Financial Corporation - 2025 10-K - Page 192

Exhibit No.	Exhibit Description
10.13
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on February 21, 2013)

10.14
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on February 21, 2013)

10.15
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (as amended January 31, 2014) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.16
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 29, 2022 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.17
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.18
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.19
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.20
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.21
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.22
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.23
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.24
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.25
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.26
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.4 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.27
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.28
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.29
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.30
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.31
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

Cincinnati Financial Corporation - 2025 10-K - Page 193

Exhibit No.	Exhibit Description
10.32
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to Exhibit 10.31 filed with the company's Annual Report on Form 10-K filed on February 23, 2018)

10.33
First Amendment to the Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to Exhibit 10.1 filed with the company's Quarterly Report on Form 10-Q filed on July 25, 2024)

10.34
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q filed on October 27, 2011)

10.35
Credit Agreement dated October 10, 2025, by and among Cincinnati Financial Corporation and CFC Investment Company as borrowers, Fifth Third Bank, N.A. as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K filed on October 10, 2025)

11	Statement re: Computation of per share earnings for the years ended December 31, 2025, 2024, and 2023, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
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

Cincinnati Financial Corporation - 2025 10-K - Page 194

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
Date:         February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Steven J. Johnston	Chairman of the Board	February 23, 2026
Steven J. Johnston
/S/ Stephen M. Spray	President, Chief Executive Officer and Director	February 23, 2026
Stephen M. Spray
/S/ Michael J. Sewell	Chief Financial Officer, Executive Vice President and Treasurer	February 23, 2026
Michael J. Sewell
/S/ Nancy C. Benacci	Director	February 23, 2026
Nancy C. Benacci
/S/ Linda W. Clement-Holmes	Director	February 23, 2026
Linda W. Clement-Holmes
/S/ Dirk J. Debbink	Director	February 23, 2026
Dirk J. Debbink
/S/ Jill P. Meyer	Director	February 23, 2026
Jill P. Meyer
/S/ David P. Osborn	Director	February 23, 2026
David P. Osborn
/S/ Gretchen W. Schar	Director	February 23, 2026
Gretchen W. Schar
/S/ Charles O. Schiff	Director	February 23, 2026
Charles O. Schiff
/S/ Douglas S. Skidmore	Director	February 23, 2026
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 23, 2026
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 23, 2026
Larry R. Webb
/S/ Edward S. Wilkins	Director	February 23, 2026
Edward S. Wilkins
/S/ Chengsheng Peter Wu	Director	February 23, 2026
Chengsheng Peter Wu

Cincinnati Financial Corporation - 2025 10-K - Page 195