Form 10-Q
period 2026-03-31
CINCINNATI FINANCIAL CORP
filed 2026-04-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026.
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
☐Yes ☑ No
As of April 22, 2026, there were 154,686,742 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2026	2025
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2026—$18,946; 2025—$18,304)	$18,545	$18,123
Equity securities, at fair value (cost: 2026—$4,426; 2025—$4,155)	12,569	12,694
Short-term investments, at fair value (amortized cost: 2026—$49; 2025—$148)	49	148
Other invested assets	838	818
Total investments	32,001	31,783
Cash and cash equivalents	1,210	1,431
Investment income receivable	247	235
Finance receivable	142	146
Premiums receivable	3,321	3,142
Reinsurance recoverable	627	655
Prepaid reinsurance premiums	95	71
Deferred policy acquisition costs	1,384	1,344
Land, building and equipment, net, for company use (accumulated depreciation: 2026—$373; 2025—$367)	214	219
Other assets	982	995
Separate accounts	988	981
Total assets	$41,211	$41,002

Liabilities
Insurance reserves
Loss and loss expense reserves	$11,959	$11,507
Life policy and investment contract reserves	2,965	2,992
Unearned premiums	5,424	5,254
Other liabilities	1,567	1,638
Deferred income tax	1,710	1,833
Note payable	25	25
Long-term debt and lease obligations	859	861
Separate accounts	988	981
Total liabilities	25,497	25,091

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2026 and 2025—500 million shares; issued: 2026 and 2025—198.3 million shares)	397	397
Paid-in capital	1,561	1,561
Retained earnings	16,848	16,719
Accumulated other comprehensive loss	(185)	(34)
Treasury stock at cost (2026—43.7 million shares and 2025—42.9 million shares)	(2,907)	(2,732)
Total shareholders' equity	15,714	15,911
Total liabilities and shareholders' equity	$41,211	$41,002

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2026	2025
Revenues
Earned premiums	$2,604	$2,344
Investment income, net of expenses	318	280
Investment gains and losses, net	(70)	(67)
Fee revenues	5	5
Other revenues	6	4
Total revenues	2,863	2,566
Benefits and Expenses
Insurance losses and contract holders' benefits	1,751	1,968
Underwriting, acquisition and insurance expenses	764	702
Interest expense	13	13
Other operating expenses	9	11
Total benefits and expenses	2,537	2,694
Income (Loss) Before Income Taxes	326	(128)
Provision (Benefit) for Income Taxes
Current	134	(42)
Deferred	(82)	4
Total provision (benefit) for income taxes	52	(38)
Net Income (Loss)	$274	$(90)
Per Common Share
Net income (loss) — basic	$1.77	$(0.57)
Net income (loss) — diluted	1.75	(0.57)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2026	2025
Net Income (Loss)	$274	$(90)
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(46) and $14, respectively	(174)	53
Amortization of pension actuarial gain and prior service cost, net of tax (benefit) of $0 and $0, respectively	(1)	(1)
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $6 and $(3), respectively	24	(14)
Other comprehensive income (loss)	(151)	38
Comprehensive Income (Loss)	$123	$(52)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2026	2025
Common Stock
Beginning of period	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of period	1,561	1,502
Share-based awards	(17)	(7)
Share-based compensation	15	15
Other	2	1
End of period	1,561	1,511

Retained Earnings
Beginning of period	16,719	14,869
Net income (loss)	274	(90)
Dividends declared	(145)	(135)
End of period	16,848	14,644

Accumulated Other Comprehensive Loss
Beginning of period	(34)	(309)
Other comprehensive income (loss)	(151)	38
End of period	(185)	(271)

Treasury Stock
Beginning of period	(2,732)	(2,524)
Share-based awards	10	6
Shares acquired - share repurchase authorization	(179)	(42)
Shares acquired - share-based compensation plans	(6)	(3)
End of period	(2,907)	(2,563)

Total Shareholders' Equity	$15,714	$13,718

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	155.4	156.4
Share-based awards	0.3	0.2
Shares acquired - share repurchase authorization	(1.1)	(0.3)
End of period	154.6	156.3

Dividends declared per common share	$0.94	$0.87

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$274	$(90)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	40	47
Investment gains and losses, net	75	74
Interest credited to contract holders	11	11
Deferred income tax expense	(82)	4
Changes in:
Premiums and reinsurance receivable	(175)	(502)
Deferred policy acquisition costs	(40)	(55)
Other assets	(13)	(22)
Loss and loss expense reserves	452	777
Life policy and investment contract reserves	18	5
Unearned premiums	170	255
Other liabilities	(187)	(135)
Current income tax receivable/payable	113	(59)
Net cash provided by operating activities	656	310
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	1,005	497
Sale of equity securities	454	17
Purchase of fixed maturities	(1,629)	(717)
Purchase of equity securities	(400)	(22)
Change in short-term investments, net	101	200
Changes in finance receivables	3	(3)
Investment in building and equipment	(2)	(3)
Change in other invested assets, net	(25)	(27)
Net cash used in investing activities	(493)	(58)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(133)	(125)
Shares acquired - share repurchase authorization	(179)	(42)
Proceeds from stock options exercised	5	4
Contract holders' funds deposited	16	14
Contract holders' funds withdrawn	(39)	(40)
Other	(54)	(36)
Net cash used in financing activities	(384)	(225)
Net change in cash and cash equivalents	(221)	27
Cash and cash equivalents at beginning of year	1,431	983
Cash and cash equivalents at end of period	$1,210	$1,010
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	4	2
Noncash Activities
Equipment acquired under finance lease obligations	$3	$8
Share-based compensation	27	13
Other assets and other liabilities	38	100

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

Our March 31, 2026, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2025 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At March 31, 2026		gains	losses
Fixed-maturity:
Corporate	$10,209	$100	$274	$10,035
States, municipalities and political subdivisions	5,073	22	221	4,874
Government-sponsored enterprises	2,535	1	25	2,511
Asset-backed	769	7	10	766
United States government	332	1	2	331
Foreign government	28	—	—	28
Total fixed-maturity	18,946	131	532	18,545
Short-term	49	—	—	49
Total fixed-maturity and short-term investments	$18,995	$131	$532	$18,594
At December 31, 2025
Fixed-maturity:
Corporate	$9,750	$164	$203	$9,711
States, municipalities and political subdivisions	5,065	35	181	4,919
Government-sponsored enterprises	2,360	3	4	2,359
Asset-backed	793	12	8	797
United States government	312	2	1	313
Foreign government	24	—	—	24
Total fixed-maturity	18,304	216	397	18,123
Short-term	148	—	—	148
Total fixed-maturity and short-term investments	$18,452	$216	$397	$18,271

The increase in net unrealized investment losses in our fixed-maturity portfolio at March 31, 2026, is primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. Our asset-backed securities had an average rating of Aa2/AA at both March 31, 2026 and December 31, 2025.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$3,031	$55	$2,767	$219	$5,798	$274
States, municipalities and political subdivisions	808	7	2,319	214	3,127	221
Government-sponsored enterprises	2,018	23	97	2	2,115	25
Asset-backed	157	3	185	7	342	10
United States government	126	1	20	1	146	2
Foreign government	15	—	—	—	15	—
Total fixed-maturity	$6,155	$89	$5,388	$443	$11,543	$532
At December 31, 2025
Fixed-maturity:
Corporate	$849	$15	$2,926	$188	$3,775	$203
States, municipalities and political subdivisions	204	2	2,346	179	2,550	181
Government-sponsored enterprises	983	3	195	1	1,178	4
Asset-backed	101	2	184	6	285	8
United States government	69	—	20	1	89	1
Total fixed-maturity	$2,206	$22	$5,671	$375	$7,877	$397

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2026
Maturity dates:
Due in one year or less	$840	$838	4.5%
Due after one year through five years	3,437	3,428	18.4
Due after five years through ten years	4,790	4,756	25.6
Due after ten years	9,928	9,572	51.5
Total	$18,995	$18,594	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Investment income:
Interest	$235	$210
Dividends	76	67
Other	12	7
Total	323	284
Less investment expenses	5	4
Total	$318	$280

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$33	$(1)
Unrealized gains and losses on securities still held, net	(104)	(71)
Subtotal	(71)	(72)
Fixed-maturity securities:
Gross realized gains	2	—
Gross realized losses	(1)	—
Change in allowance for credit losses, net	(1)	(2)
Subtotal	—	(2)

Other	1	7
Total	$(70)	$(67)

The fair value of our equity portfolio was $12.569 billion and $12.694 billion at March 31, 2026, and December 31, 2025, respectively. Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with fair values of $881 million and $958 million, which was 7.2% and 7.7% of our publicly traded common equities portfolio and 2.8% and 3.1% of the total investment portfolio at March 31, 2026, and December 31, 2025, respectively.

The allowance for credit losses on fixed-maturity securities was $54 million at both March 31, 2026, and December 31, 2025. Reductions in the allowance for credit losses for securities sold were $1 million for the three months ended March 31, 2026.

There were 3,356 and 2,597 fixed-maturity investments in a total unrealized loss position of $532 million and $397 million at March 31, 2026, and December 31, 2025, respectively. Of those totals, 17 and 13 fixed-maturity securities had fair values below 70% of amortized cost at March 31, 2026, and December 31, 2025, respectively.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 3 – Fair Value Measurements
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2025, and ultimately management determines fair value. See our 2025 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 134, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2026, and December 31, 2025. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2026
Fixed maturities, available for sale:
Corporate	$—	$10,035	$—	$10,035
States, municipalities and political subdivisions	—	4,874	—	4,874
Government-sponsored enterprises	—	2,511	—	2,511
Asset-backed	—	766	—	766
United States government	331	—	—	331
Foreign government	—	28	—	28
Subtotal	331	18,214	—	18,545
Common equities	12,260	—	—	12,260
Nonredeemable preferred equities	—	309	—	309
Separate accounts taxable fixed maturities	64	890	—	954
Short-term investments	49	—	—	49
Top Hat savings plan mutual funds and common equity (included in Other assets)	99	—	—	99
Total	$12,803	$19,413	$—	$32,216

At December 31, 2025
Fixed maturities, available for sale:
Corporate	$—	$9,711	$—	$9,711
States, municipalities and political subdivisions	—	4,919	—	4,919
Government-sponsored enterprises	—	2,359	—	2,359
Asset-backed	—	797	—	797
United States government	313	—	—	313
Foreign government	—	24	—	24
Subtotal	313	17,810	—	18,123
Common equities	12,373	—	—	12,373
Nonredeemable preferred equities	—	321	—	321
Separate accounts taxable fixed maturities	35	872	—	907
Short-term investments	148	—	—	148
Top Hat savings plan mutual funds and common equity (included in Other assets)	102	—	—	102
Total	$12,971	$19,003	$—	$31,974

Cincinnati Financial Corporation First-Quarter 2026 10-Q

We also held Level 1 cash and cash equivalents of $1.210 billion and $1.431 billion at March 31, 2026, and December 31, 2025, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2026	2025	2026	2025
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	373	372	374	374
Total			$791	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2026
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	411	—	411
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$859	$—	$859

At December 31, 2025
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	404	—	404
Total	$—	$874	$—	$874

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2026
Life policy loans	$—	$—	$43	$43

Deferred annuities	$—	$—	$518	$518
Structured settlements	—	119	—	119
Total	$—	$119	$518	$637

At December 31, 2025
Life policy loans	$—	$—	$43	$43

Deferred annuities	$—	$—	$530	$530
Structured settlements	—	123	—	123
Total	$—	$123	$530	$653

Outstanding principal and interest for these life policy loans totaled $39 million and $38 million at March 31, 2026, and December 31, 2025, respectively.

Recorded reserves for the deferred annuities were $546 million and $554 million at March 31, 2026, and December 31, 2025, respectively. Recorded reserves for the structured settlements were $110 million and $111 million at March 31, 2026, and December 31, 2025, respectively.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Gross loss and loss expense reserves, beginning of period	$11,450	$9,937
Less reinsurance recoverable	438	269
Net loss and loss expense reserves, beginning of period	11,012	9,668
Net incurred loss and loss expenses related to:
Current accident year	1,748	1,978
Prior accident years	(81)	(91)
Total incurred	1,667	1,887
Net paid loss and loss expenses related to:
Current accident year	234	593
Prior accident years	967	806
Total paid	1,201	1,399
Net loss and loss expense reserves, end of period	11,478	10,156
Plus reinsurance recoverable	406	551
Gross loss and loss expense reserves, end of period	$11,884	$10,707

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $75 million and $73 million at March 31, 2026, and 2025, respectively, for certain life and health loss and loss expense reserves.

We experienced $81 million of favorable development on prior accident years, including $53 million of favorable development in commercial lines, $7 million of favorable development in personal lines and $8 million of favorable development in excess and surplus lines for the three months ended March 31, 2026. Within commercial lines, we recognized favorable reserve development of $30 million for the commercial property line and $9 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $15 million for the homeowner line and unfavorable reserve development of $10 million in personal auto.

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
Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	March 31, 2026	December 31, 2025
Life policy reserves:
Term	$1,088	$1,103
Whole life	420	426
Other	102	100
Subtotal	1,610	1,629
Investment contract reserves:
Deferred annuities	546	554
Universal life	590	589
Structured settlements	110	111
Other	109	109
Subtotal	1,355	1,363
Total life policy and investment contract reserves	$2,965	$2,992

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves are as follows:

(Dollars in millions)	Three months ended March 31,
	2026		2025
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,709	$225	$1,638	$218
Beginning balance at original discount rate	1,743	228	1,719	228
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(6)	—	(8)	—
Adjusted beginning of period balance	1,737	228	1,711	228
Issuances	39	4	35	3
Interest accrual	19	2	19	3
Net premiums collected	(46)	(7)	(46)	(7)
Ending balance at original discount rate	1,749	227	1,719	227
Effect of changes in discount rate assumptions	(61)	(6)	(60)	(7)
Balance, end of period	1,688	221	1,659	220

Present value of expected future policy benefits:
Balance, beginning of period	2,794	650	2,668	623
Beginning balance at original discount rate	2,863	662	2,812	646
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(7)	—	(14)	—
Adjusted beginning of period balance	2,856	662	2,798	646
Issuances	39	4	36	3
Interest accrual	32	8	32	9
Benefits paid	(50)	(8)	(54)	(10)
Ending balance at original discount rate	2,877	666	2,812	648
Effect of changes in discount rate assumptions	(117)	(26)	(109)	(17)
Balance, end of period	2,760	640	2,703	631

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,072	419	1,044	411
Impact of flooring at cohort level	16	1	20	1
Net life policy reserves	1,088	420	1,064	412
Less reinsurance recoverable at original discount rate	(65)	(25)	(82)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(6)	(3)	(8)	(3)
Net life policy reserves, after reinsurance recoverable	$1,017	$392	$974	$384

Weighted-average duration of the net life policy reserves in years	11	15	11	15

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $1 million and $3 million at March 31, 2026 and 2025, respectively.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At March 31,
	2026		2025
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$5,065	$2,760	$4,894	$2,703
Expected future gross premiums	4,727	2,738	4,561	2,658
Whole life
Expected future benefit payments	$1,758	$640	$1,719	$631
Expected future gross premiums	706	422	692	415

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Gross premiums
Term	$77	$74
Whole life	14	13
Total	$91	$87
Interest accretion
Term	$13	$13
Whole life	6	6
Total	$19	$19

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the three months ended March 31, 2026, and 2025.

The following table shows the weighted-average interest rate for our term and whole life products:

	At March 31,
	2026	2025
Term
Interest accretion rate	5.28%	5.20%
Current discount rate	5.11	4.96
Whole life
Interest accretion rate	5.85%	5.87%
Current discount rate	5.82	5.67

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended March 31,
	2026		2025
	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$554	$451	$595	$456
Premiums received	6	9	4	10
Policy charges	—	(10)	—	(10)
Surrenders and withdrawals	(15)	(5)	(17)	(3)
Benefit payments	(4)	(1)	(5)	(1)
Interest credited	5	5	5	5
Balance, end of period	$546	$449	$582	$457

Weighted average crediting rate	3.75%	4.42%	3.68%	4.40%
Net amount at risk	$—	$3,642	$—	$3,801
Cash surrender value	539	423	575	428

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At March 31, 2026
Deferred annuity
1.00-3.00%	$204	$43	$14	$242	$503
3.01-4.00%	43	—	—	—	43
Total	$247	$43	$14	$242	$546
Universal life
1.00-3.00%	$—	$53	$57	$17	$127
3.01-4.00%	52	—	4	—	56
Greater than 4.00%	266	—	—	—	266
Total	$318	$53	$61	$17	$449

At March 31, 2025
Deferred annuity
1.00-3.00%	$2	$286	$15	$233	$536
3.01-4.00%	46	—	—	—	46
Total	$48	$286	$15	$233	$582
Universal life
1.00-3.00%	$—	$55	$65	$6	$126
3.01-4.00%	50	—	5	—	55
Greater than 4.00%	276	—	—	—	276
Total	$326	$55	$70	$6	$457

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Balance, beginning of period	$138	$130
Balance, beginning of period before shadow reserve adjustments	138	131
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	1	2
Adjusted beginning of period balance	139	133
Interest accrual	1	1
Excess death benefits	(2)	(7)
Attributed assessments	3	3
Effect of changes in interest rate assumptions	1	1
Balance, end of period before shadow reserve adjustments	142	131
Shadow reserve adjustments	(1)	(1)
Balance, end of period	141	130
Less reinsurance recoverable, end of period	5	8
Net other additional liability, after reinsurance recoverable	$146	$138

Weighted-average duration of the other additional liability in years	25	29

The following table shows balances and changes in separate accounts liability balances during the period:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Balance, beginning of period	$981	$952
Interest credited before policy charges	11	11
Benefit payments	(1)	(8)
Other	(3)	4
Balance, end of period	$988	$959

Cash surrender value	$986	$949

Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended March 31,
	2026	2025
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$974	$886
Capitalized deferred policy acquisition costs	512	485
Amortized deferred policy acquisition costs	(475)	(434)
Deferred policy acquisition costs asset, end of period	$1,011	$937

Life:
Deferred policy acquisition costs asset, beginning of period	$370	$356
Capitalized deferred policy acquisition costs	11	12
Amortized deferred policy acquisition costs	(8)	(8)
Deferred policy acquisition costs asset, end of period	$373	$360

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,344	$1,242
Capitalized deferred policy acquisition costs	523	497
Amortized deferred policy acquisition costs	(483)	(442)
Deferred policy acquisition costs asset, end of period	$1,384	$1,297

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended March 31, 2026	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$257	$55	$8	$50	$370
Capitalized deferred policy acquisition costs	9	2	—	—	11
Amortized deferred policy acquisition costs	(6)	(1)	—	(1)	(8)
Balance, end of period	$260	$56	$8	$49	$373

Three months ended March 31, 2025
Balance, beginning of period	$245	$52	$8	$51	$356
Capitalized deferred policy acquisition costs	9	2	—	1	12
Amortized deferred policy acquisition costs	(6)	(1)	—	(1)	(8)
Balance, end of period	$248	$53	$8	$51	$360

Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended March 31,
	2026			2025
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(181)	$(40)	$(141)	$(553)	$(119)	$(434)
OCI before investment gains and losses, net, recognized in net income	(220)	(46)	(174)	65	14	51
Investment gains and losses, net, recognized in net income	—	—	—	2	—	2
OCI	(220)	(46)	(174)	67	14	53
AOCI, end of period	$(401)	$(86)	$(315)	$(486)	$(105)	$(381)

Pension obligations:
AOCI, beginning of period	$85	$19	$66	$75	$17	$58
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(1)	—	(1)	(1)	—	(1)
OCI	(1)	—	(1)	(1)	—	(1)
AOCI, end of period	$84	$19	$65	$74	$17	$57

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$52	$11	$41	$85	$18	$67
OCI before investment gains and losses, net, recognized in net income	30	6	24	(17)	(3)	(14)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	30	6	24	(17)	(3)	(14)
AOCI, end of period	$82	$17	$65	$68	$15	$53

Summary of AOCI:
AOCI, beginning of period	$(44)	$(10)	$(34)	$(393)	$(84)	$(309)
Investments OCI	(220)	(46)	(174)	67	14	53
Pension obligations OCI	(1)	—	(1)	(1)	—	(1)
Life policy reserves, reinsurance recoverable and other OCI	30	6	24	(17)	(3)	(14)
Total OCI	(191)	(40)	(151)	49	11	38
AOCI, end of period	$(235)	$(50)	$(185)	$(344)	$(73)	$(271)

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
Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty reinsurance assumed operations include involuntary and voluntary assumed as well as contracts from our reinsurance assumed operations, known as Cincinnati Re. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaties and catastrophe bonds and retrocessions on our reinsurance assumed operations. Management’s decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Direct written premiums	$2,507	$2,388
Assumed written premiums	281	303
Ceded written premiums	(120)	(196)
Net written premiums	$2,668	$2,495

Direct earned premiums	$2,448	$2,247
Assumed earned premiums	167	190
Ceded earned premiums	(96)	(173)
Earned premiums	$2,519	$2,264

Direct incurred loss and loss expenses	$1,595	$2,149
Assumed incurred loss and loss expenses	81	236
Ceded incurred loss and loss expenses	(9)	(498)
Incurred loss and loss expenses	$1,667	$1,887

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Direct earned premiums	$105	$99
Ceded earned premiums	(20)	(19)
Earned premiums	$85	$80

Direct contract holders' benefits incurred	$99	$94
Ceded contract holders' benefits incurred	(15)	(13)
Contract holders' benefits incurred	$84	$81

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums receivable was $18 million at both March 31, 2026, and December 31, 2025. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at March 31, 2026, and December 31, 2025.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2026		2025
Tax at statutory rate:	$68	21.0%	$(27)	21.0%
Increase (decrease) resulting from:
Nontaxable or nondeductible items
Tax-exempt income from municipal bonds	(6)	(1.8)	(5)	3.9
Dividend received exclusion	(6)	(1.8)	(5)	3.9
Other nontaxable or nondeductible items	(1)	(0.3)	2	(1.6)
Other	(3)	(1.1)	(3)	2.5
Provision (benefit) for income taxes	$52	16.0%	$(38)	29.7%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both March 31, 2026, and December 31, 2025.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $36 million and $50 million in the United Kingdom at March 31, 2026, and December 31, 2025, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)—basic and diluted	$274	$(90)
Denominator:
Basic weighted-average common shares outstanding	155.3	156.4
Effect of share-based awards:
Stock options	1.2	—
Nonvested shares	0.5	—
Diluted weighted-average shares	157.0	156.4
Earnings (loss) per share:
Basic	$1.77	$(0.57)
Diluted	$1.75	$(0.57)
Number of anti-dilutive share-based awards	0.5	1.7

The source of dilution of our common shares are certain equity-based awards. See our 2025 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 169, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2026 and 2025. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards was excluded from the computation of diluted loss per share for the three months ended March 31, 2025, because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Service cost	$1	$1
Non-service (benefit) costs:
Interest cost	4	4
Expected return on plan assets	(6)	(6)
Amortization of actuarial gain and prior service cost	(1)	(1)
Total non-service benefit	(3)	(3)
Net periodic benefit	$(2)	$(2)

See our 2025 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 163, for information on our retirement benefits. The net periodic benefit is allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2026 and 2025.

We made matching contributions totaling $8 million and $11 million to our 401(k) and Top Hat savings plans during the first quarter of 2026 and 2025, respectively.

We made no contributions to our qualified pension plan during the first three months of 2026.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

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
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global. See our 2025 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 172, for a description of revenue, income or loss before income taxes, including its components, and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2026	2025
Commercial lines insurance
Commercial lines insurance premiums	$1,241	$1,179
Fee revenues	1	2
Total commercial lines insurance revenues	1,242	1,181
Loss and loss expenses	847	735
Underwriting expenses	377	349
Total commercial lines income before income taxes	18	97

Personal lines insurance
Personal lines insurance premiums	873	698
Fee revenues	2	1
Total personal lines insurance revenues	875	699
Loss and loss expenses	607	846
Underwriting expenses	238	210
Total personal lines income (loss) before income taxes	30	(357)

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	180	162
Fee revenues	1	1
Total excess and surplus lines insurance revenues	181	163
Loss and loss expenses	110	99
Underwriting expenses	50	44
Total excess and surplus lines income before income taxes	21	20

Life insurance
Life insurance premiums	85	80
Fee revenues	1	1
Total life insurance revenues	86	81
Contract holders' benefits incurred	84	81
Investment interest credited to contract holders	(32)	(32)
Underwriting expenses incurred	23	23
Total life insurance income before income taxes	11	9

Investments
Investment income, net of expenses	318	280
Investment gains and losses, net	(70)	(67)
Total investment revenue	248	213
Investment interest credited to contract holders	32	32
Total investment income before income taxes	216	181

Reconciliation to condensed consolidated income before income taxes
Total segment revenues	2,632	2,337
Other earned premiums	225	225
Other revenues	6	4
Total revenues	2,863	2,566
Total segment benefits and expenses	2,336	2,387
Other loss and loss expenses	103	207
Other underwriting expenses	76	76
Other benefits and expenses	22	24
Total benefits and expenses	2,537	2,694
Total income (loss) before income taxes	$326	$(128)

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	March 31,	December 31,
	2026	2025
Identifiable assets:
Property casualty insurance	$6,608	$6,916
Life insurance	1,715	1,695
Investments	31,410	31,199
Other	1,478	1,192
Total	$41,211	$41,002

Item 2.    Management’s Discussion and Analysis of Financial Condition and
        Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2025 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

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
Cincinnati Financial Corporation First-Quarter 2026 10-Q

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
Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

Risks and uncertainties are further discussed in other filings with the Securities and Exchange Commission, including our 2025 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2026	2025	% Change
Earned premiums	$2,604	$2,344	11
Investment income, net of expenses (pretax)	318	280	14
Investment gains and losses, net (pretax)	(70)	(67)	(4)
Total revenues	2,863	2,566	12
Net income (loss)	274	(90)	nm
Comprehensive income (loss)	123	(52)	nm
Net income (loss) per share—diluted	1.75	(0.57)	nm
Cash dividends declared per share	0.94	0.87	8
Diluted weighted average shares outstanding	157.0	156.4	0

Total revenues increased $297 million for the first quarter of 2026, compared with the first quarter of 2025, primarily due to higher earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2026, compared with the first-quarter 2025 net loss, increased $364 million, including increases of $326 million in after-tax property casualty underwriting profit and $31 million in after-tax investment income. Catastrophe losses for the first quarter of 2026, mostly weather related, were $233 million lower after taxes and contributed favorably to both net income and property casualty underwriting profit. Life insurance segment results increased by $2 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2025 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, there are several reasons why our performance during 2026 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2025, the company had increased the annual cash dividend rate for 65 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2026, the board of directors increased the regular quarterly dividend to 94 cents per share, setting the stage for our 66th consecutive year of increasing cash dividends. During the first three months of 2026, cash dividends declared by the company increased 8% compared with the same period of 2025. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2026 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2026	2025
Total investments	$32,001	$31,783
Total assets	41,211	41,002
Short-term debt	25	25
Long-term debt	791	790
Shareholders' equity	15,714	15,911
Book value per share	101.60	102.35
Debt-to-total-capital ratio	4.9%	4.9%

Total assets at March 31, 2026, increased 1% compared with year-end 2025, and included an increase of 1% in total investments that reflected net purchases that were offset by lower fair values for many securities in our equity and fixed maturity portfolios. Shareholders' equity decreased 1% and book value per share also decreased 1% during the first three months of 2026. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) matched year-end 2025.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 0.2% for the first three months of 2026, compared with negative 0.5% for the same period in 2025. The increase was primarily due to an increase in net income before investment gains which was partially offset by a reduction in overall net gains from our investment portfolio. Book value per share decreased $0.75 during the first three months of 2026 and contributed negative 0.7 percentage points to the value creation ratio, while dividends declared at $0.94 per share contributed 0.9 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2026	2025
Value creation ratio major contributors:
Net income before investment gains	2.1%	(0.3)%
Change in fixed-maturity securities, realized and unrealized gains	(1.1)	0.4
Change in equity securities, investment gains	(0.4)	(0.4)
Other	(0.4)	(0.2)
Value creation ratio	0.2%	(0.5)%

Cincinnati Financial Corporation First-Quarter 2026 10-Q

(Dollars are per share)	Three months ended March 31,
	2026	2025
Value creation ratio:
End of period book value*	$101.60	$87.78
Less beginning of period book value	102.35	89.11
Change in book value	(0.75)	(1.33)
Dividend declared to shareholders	0.94	0.87
Total value creation	$0.19	$(0.46)

Value creation ratio from change in book value**	(0.7)%	(1.5)%
Value creation ratio from dividends declared to shareholders***	0.9	1.0
Value creation ratio	0.2%	(0.5)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2025 net written premiums for more than 2,000 U.S. stock and mutual insurance companies. We market our insurance products through a select group of independent insurance agencies as discussed in our 2025 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At March 31, 2026, we actively marketed through 2,361 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2025 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2026, our consolidated property casualty net written premium year-over-year growth was 7%. As of February 2026, A.M. Best projected the industry's full-year 2026 written premium growth at approximately 4%. For the five-year period 2021 through 2025, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first three months of 2026, our GAAP combined ratio was 95.6%, including 11.3 percentage points of current accident year catastrophe losses partially offset by 3.2 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 95.6% for the first three months of 2026. As of February 2026, A.M. Best projected the industry's full-year 2026 statutory combined ratio at approximately 97%, including approximately 8 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2026, pretax investment income was $318 million, up 14% compared with the same period in 2025. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2025 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2025 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2026 Reinsurance Ceded Programs, Page 102. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2026, we held $5.584 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.964 billion, or 88.9%, was invested in common stocks, and $422 million, or 7.6%, was cash or cash equivalents. Our debt-to-total-capital ratio was 4.9% at March 31, 2026. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2026, matching year-end 2025.

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

At April 24, 2026, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation First-Quarter 2026 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Earned premiums	$2,519	$2,264	11
Fee revenues	4	4	0
Total revenues	2,523	2,268	11
Loss and loss expenses from:
Current accident year before catastrophe losses	1,463	1,370	7
Current accident year catastrophe losses	285	608	(53)
Prior accident years before catastrophe losses	(68)	(50)	(36)
Prior accident years catastrophe losses	(13)	(41)	68
Loss and loss expenses	1,667	1,887	(12)
Underwriting expenses	741	679	9
Underwriting profit (loss)	$115	$(298)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	58.1%	60.5%	(2.4)
Current accident year catastrophe losses	11.3	26.8	(15.5)
Prior accident years before catastrophe losses	(2.7)	(2.2)	(0.5)
Prior accident years catastrophe losses	(0.5)	(1.8)	1.3
Loss and loss expenses	66.2	83.3	(17.1)
Underwriting expenses	29.4	30.0	(0.6)
Combined ratio	95.6%	113.3%	(17.7)

Combined ratio	95.6%	113.3%	(17.7)
Contribution from catastrophe losses and prior years reserve development	8.1	22.8	(14.7)
Combined ratio before catastrophe losses and prior years reserve development	87.5%	90.5%	(3.0)

Our consolidated property casualty insurance operations generated an underwriting profit of $115 million for the first quarter of 2026. The first-quarter 2026 underwriting profit increase of $413 million, compared with an underwriting loss in first-quarter 2025, included a favorable decrease of $295 million in losses from catastrophes, mostly caused by severe weather, partially offset by a slightly lower amount of total favorable reserve development on prior accident years. The change in underwriting profitability for the first quarter of 2026 also included a favorable effect from higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums. For the first three months of 2026, the combined ratio before catastrophe losses and prior years reserve development improved by 3.0 percentage points compared with the same period of 2025.

Underwriting results for the first quarter of 2026 included improved current accident year loss experience before catastrophe losses, as price increases have helped to offset elevated losses reflecting economic or other forms of inflation. When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2026, were $466 million, or 4%, higher than at year-end 2025, including an increase of $419 million for the incurred but not reported (IBNR) portion.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

Our consolidated property casualty combined ratio for the first quarter of 2026 decreased by 17.7 percentage points, compared with the same period of 2025, including a decrease of 14.2 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.2 percentage points in the first three months of 2026, compared with 4.0 percentage points in the same period of 2025. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2026. That 58.1% ratio was 2.4 percentage points lower, compared with the 60.5% accident year 2025 ratio measured as of March 31, 2025, including a decrease of 1.0 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 2.4 percentage points included an increase of 0.3 points for the IBNR portion and a decrease of 2.7 points for the case incurred portion. The improvement also reflected a favorable 1.4 points for the effect of $52 million of net reinstatement premiums in first-quarter 2025 related to the January 2025 wildfires in southern California.

The underwriting expense ratio decreased for the first quarter of 2026, compared with the same period a year ago. The decrease was partly due to premium growth outpacing growth in various expenses. The three-month 2026 ratio also included a favorable 0.7 points for the effect of first-quarter 2025 reinstatement premiums. The ratio for both periods also included ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Agency renewal written premiums	$2,045	$1,912	7
Agency new business written premiums	339	383	(11)
Other written premiums	284	200	42
Net written premiums	2,668	2,495	7
Unearned premium change	(149)	(231)	35
Earned premiums	$2,519	$2,264	11

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2026, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2026, grew $173 million compared with the same period of 2025. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $44 million for the first three months of 2026, compared with the same period of 2025, due to the personal lines segment. New agency appointments during 2026 and 2025 produced a $19 million increase in new business for the first three months of 2026 compared with the same period of 2025. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the
Cincinnati Financial Corporation First-Quarter 2026 10-Q

agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $1 million to $254 million for the three months ended March 31, 2026, compared with the same period of 2025. The first three months of 2025 included a favorable $12 million of net reinstatement premiums to reinstate treaties affected by the California wildfires. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global increased by $23 million to $98 million for the three months ended March 31, 2026, compared with the same period of 2025.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums increased net written premiums by $76 million for the first three months of 2026, compared with the same period of 2025. Other written premiums for the first quarter of 2025 included a net unfavorable amount of $52 million for reinsurance treaty reinstatement premiums related to the California wildfires, including a favorable $12 million for Cincinnati Re and an unfavorable $64 million for our personal lines insurance segment.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 10.8 percentage points to the combined ratio in the first three months of 2026, compared with 25.0 percentage points in the same period of 2025. During the first quarter of 2026, there were no material changes to our estimates of ultimate losses related to the January 2025 California wildfires.

During 2025 and for the first three months of 2026, there was no recovery from reinsurers related to the reinsurance program for Cincinnati Re only effective June 1, 2025. During the first quarter of 2026 there were no material changes to the estimated reinsurance recoveries related to the January 2025 California wildfires recorded as of December 31, 2025. Reinsurance ceded programs are described in our 2025 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2026 Reinsurance Ceded Programs, Page 102.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2026
Jan. 23-29	Midwest, Northeast, South	$15	$29	$—	$2	$46
Mar. 10-12	Midwest, South	10	30	—	—	40
Mar. 13-14	Midwest, Northeast, South	29	34	—	—	63
Mar. 26-27	Midwest	35	3	—	—	38
All other 2026 catastrophes		32	53	1	12	98
Development on 2025 and prior catastrophes		(1)	(2)	(1)	(9)	(13)
Calendar year incurred total		$120	$147	$—	$5	$272

2025
Jan. 7-28	West	$—	$325	$—	$124	$449
Mar. 14-17	Midwest, Northeast, South	42	75	1	—	118
All other 2025 catastrophes		14	23	1	3	41
Development on 2024 and prior catastrophes		(14)	(13)	(1)	(13)	(41)
Calendar year incurred total		$42	$410	$1	$114	$567

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2026	2025	% Change
Current accident year losses greater than $5 million	$8	$26	(69)
Current accident year losses $2 million - $5 million	20	20	0
Large loss prior accident year reserve development	50	56	(11)
Total large losses incurred	78	102	(24)
Losses incurred but not reported	219	279	(22)
Other losses excluding catastrophe losses	838	688	22
Catastrophe losses	266	558	(52)
Total losses incurred	$1,401	$1,627	(14)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	0.3%	1.2%	(0.9)
Current accident year losses $2 million - $5 million	0.8	0.9	(0.1)
Large loss prior accident year reserve development	2.0	2.4	(0.4)
Total large loss ratio	3.1	4.5	(1.4)
Losses incurred but not reported	8.7	12.3	(3.6)
Other losses excluding catastrophe losses	33.2	30.4	2.8
Catastrophe losses	10.6	24.6	(14.0)
Total loss ratio	55.6%	71.8%	(16.2)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2026 property casualty total large losses incurred of $78 million, net of reinsurance, was lower than the $111 million quarterly average during full-year 2025 and the $102 million experienced for the first quarter of 2025. The ratio for these large losses was 1.4 percentage points lower compared with last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation First-Quarter 2026 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Earned premiums	$1,241	$1,179	5
Fee revenues	1	2	(50)
Total revenues	1,242	1,181	5
Loss and loss expenses from:
Current accident year before catastrophe losses	779	722	8
Current accident year catastrophe losses	121	56	116
Prior accident years before catastrophe losses	(52)	(29)	(79)
Prior accident years catastrophe losses	(1)	(14)	93
Loss and loss expenses	847	735	15
Underwriting expenses	377	349	8
Underwriting profit	$18	$97	(81)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	62.8%	61.1%	1.7
Current accident year catastrophe losses	9.7	4.8	4.9
Prior accident years before catastrophe losses	(4.2)	(2.4)	(1.8)
Prior accident years catastrophe losses	(0.1)	(1.2)	1.1
Loss and loss expenses	68.2	62.3	5.9
Underwriting expenses	30.4	29.6	0.8
Combined ratio	98.6%	91.9%	6.7

Combined ratio	98.6%	91.9%	6.7
Contribution from catastrophe losses and prior years reserve development	5.4	1.2	4.2
Combined ratio before catastrophe losses and prior years reserve development	93.2%	90.7%	2.5

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2026, compared with the same period a year ago, primarily due to agency renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased 3% for the first three months of 2026, compared with the same period of 2025, including price increases. During the first quarter of 2026, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the high end of the low-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we continue to maintain stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the
Cincinnati Financial Corporation First-Quarter 2026 10-Q

measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2026, we estimate that our average percentage price increases were in the mid-single-digit range for our commercial casualty, commercial property and commercial auto lines of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first three months of 2026 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2026 contributed $18 million to net written premiums, compared with $23 million for the same period of 2025.
New business written premiums for commercial lines increased $2 million for the first three months of 2026, compared with the same period of 2025, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums decreased net written premiums by approximately $1 million for the first three months of 2026, compared with the same period of 2025.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Agency renewal written premiums	$1,184	$1,152	3
Agency new business written premiums	205	203	1
Other written premiums	(30)	(30)	0
Net written premiums	1,359	1,325	3
Unearned premium change	(118)	(146)	19
Earned premiums	$1,241	$1,179	5

•Combined ratio – The first-quarter 2026 commercial lines combined ratio increased by 6.7 percentage points, compared with the first quarter of 2025, including an increase of 6.0 points in losses from catastrophes. The first-quarter combined ratio increased by 1.7 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 3.0 points for the IBNR portion and a decrease of 1.3 points for the case incurred portion. Underwriting results also included favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of March 31 of the respective years and included a decrease of 1.4 percentage points for the first three months of 2026 in the ratio for large losses of $2 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 9.6 percentage points of the combined ratio for the first three months of 2026, compared with 3.6 percentage points for the same period a year ago. Through 2025, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.9 percentage points, and the five-year annual average was 5.3 percentage points.
The net effect of reserve development on prior accident years during the first three months of 2026 was favorable for commercial lines overall by $53 million, compared with $43 million for the same period in 2025. For the first three months of 2026, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development. The net favorable reserve development recognized during the first three months of 2026 for our commercial lines insurance segment was mainly for accident years 2025 and 2024 and was primarily due to lower-than-anticipated loss emergence on known claims. Our commercial casualty line of business included $3 million of favorable reserve development on prior accident years for the first three months of 2026 while commercial auto included $2 million of unfavorable reserve development. Reserve estimates are inherently uncertain as described in our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 50.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

The commercial lines underwriting expense ratio increased for the first three months of 2026, compared with the same period a year ago. The increase was largely due to an increase in profit-sharing commissions for agencies. The ratio for both periods also included ongoing expense management efforts.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2026	2025	% Change
Current accident year losses greater than $5 million	$—	$7	(100)
Current accident year losses $2 million - $5 million	5	15	(67)
Large loss prior accident year reserve development	35	44	(20)
Total large losses incurred	40	66	(39)
Losses incurred but not reported	94	163	(42)
Other losses excluding catastrophe losses	441	318	39
Catastrophe losses	117	40	193
Total losses incurred	$692	$587	18

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	0.6%	(0.6)
Current accident year losses $2 million - $5 million	0.4	1.2	(0.8)
Large loss prior accident year reserve development	2.8	3.8	(1.0)
Total large loss ratio	3.2	5.6	(2.4)
Losses incurred but not reported	7.6	13.9	(6.3)
Other losses excluding catastrophe losses	35.5	26.8	8.7
Catastrophe losses	9.5	3.4	6.1
Total loss ratio	55.8%	49.7%	6.1

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2026 commercial lines total large losses incurred of $40 million, net of reinsurance, was lower than the quarterly average of $74 million during full-year 2025 and the $66 million of total large losses incurred for the first quarter of 2025. The decrease in commercial lines large losses for the first three months of 2026 was primarily due to our commercial casualty line of business. The first-quarter 2026 ratio for commercial lines total large losses was 2.4 percentage points lower than last year's first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Earned premiums	$873	$698	25
Fee revenues	2	1	100
Total revenues	875	699	25
Loss and loss expenses from:
Current accident year before catastrophe losses	465	442	5
Current accident year catastrophe losses	149	423	(65)
Prior accident years before catastrophe losses	(5)	(6)	17
Prior accident years catastrophe losses	(2)	(13)	85
Loss and loss expenses	607	846	(28)
Underwriting expenses	238	210	13
Underwriting profit (loss)	$30	$(357)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	53.2%	63.3%	(10.1)
Current accident year catastrophe losses	17.1	60.6	(43.5)
Prior accident years before catastrophe losses	(0.5)	(0.8)	0.3
Prior accident years catastrophe losses	(0.3)	(1.9)	1.6
Loss and loss expenses	69.5	121.2	(51.7)
Underwriting expenses	27.3	30.1	(2.8)
Combined ratio	96.8%	151.3%	(54.5)

Combined ratio	96.8%	151.3%	(54.5)
Contribution from catastrophe losses and prior years reserve development	16.3	57.9	(41.6)
Combined ratio before catastrophe losses and prior years reserve development	80.5%	93.4%	(12.9)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the first three months of 2026, primarily due to agency renewal written premium growth that included higher average pricing. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 15% for the first three months of 2026, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto and homeowner lines of business increased at average percentages in the high-single-digit range during the first three months of 2026. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased $51 million or 40% for the first three months of 2026, compared with the same period of 2025. We believe we maintained underwriting and pricing discipline as we continued to carefully underwrite each policy in a highly competitive market.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, a decrease in 2026 ceded premiums increased net written premiums by approximately $62 million for the first three months of 2026, compared with the same period of 2025. Ceded premiums for the first three months of 2025 included a net amount of $64 million for reinsurance reinstatement premiums related to the January 2025 wildfires in southern California.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Agency renewal written premiums	$726	$634	15
Agency new business written premiums	76	127	(40)
Other written premiums	(27)	(89)	70
Net written premiums	775	672	15
Unearned premium change	98	26	277
Earned premiums	$873	$698	25

•Combined ratio – Our personal lines combined ratio for the first quarter of 2026 improved by 54.5 percentage points, compared with first-quarter 2025, including a decrease of 41.9 points in losses from catastrophes. The first-quarter 2026 combined ratio improvement also included a decrease of 10.1 percentage points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 4.4 points for the IBNR portion and a decrease of 5.7 points for the case incurred portion. The three-month 2025 current accident year ratio before catastrophe losses included an unfavorable 5.3 points for the effect of reinstatement premiums. The total current accident year ratios before catastrophe losses were measured as of March 31 of the respective years and included a decrease of 0.8 percentage points for the first three months of 2026 in the ratio for large losses of $2 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 16.8 percentage points of the combined ratio for the first three months of 2026, compared with 58.7 points for the same period a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2025 was 14.0 percentage points, and the five-year annual average was 15.8 percentage points.
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
The net effect of reserve development on prior accident years during the first quarter of 2026 was favorable by $7 million, compared with $19 million for the same period of 2025. Our homeowner line of business was the main contributor to the personal lines net favorable reserve development for the first three months of 2026. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 50.
The personal lines underwriting expense ratio decreased for the first three months of 2026, compared with the same period a year ago. The decrease was partly due to growth in premiums outpacing growth in various expenses. The three-month 2025 ratio also included an unfavorable 2.5 points for the effect of reinstatement premiums. The ratio for both periods also included ongoing expense management efforts.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2026	2025	% Change
Current accident year losses greater than $5 million	$8	$19	(58)
Current accident year losses $2 million - $5 million	15	5	200
Large loss prior accident year reserve development	15	12	25
Total large losses incurred	38	36	6
Losses incurred but not reported	71	74	(4)
Other losses excluding catastrophe losses	282	254	11
Catastrophe losses	144	405	(64)
Total losses incurred	$535	$769	(30)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	0.9%	2.8%	(1.9)
Current accident year losses $2 million - $5 million	1.8	0.7	1.1
Large loss prior accident year reserve development	1.8	1.8	0.0
Total large loss ratio	4.5	5.3	(0.8)
Losses incurred but not reported	8.1	10.5	(2.4)
Other losses excluding catastrophe losses	32.3	36.4	(4.1)
Catastrophe losses	16.4	57.9	(41.5)
Total loss ratio	61.3%	110.1%	(48.8)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2026, the personal lines total large loss ratio, net of reinsurance, was 0.8 percentage points lower than last year's first quarter. The increase in personal lines total large losses incurred for the first three months of 2026 occurred primarily for umbrella coverage in our other personal line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Earned premiums	$180	$162	11
Fee revenues	1	1	0
Total revenues	181	163	11

Loss and loss expenses from:
Current accident year before catastrophe losses	117	106	10
Current accident year catastrophe losses	1	2	(50)
Prior accident years before catastrophe losses	(7)	(8)	13
Prior accident years catastrophe losses	(1)	(1)	0
Loss and loss expenses	110	99	11
Underwriting expenses	50	44	14
Underwriting profit	$21	$20	5

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	64.6%	65.6%	(1.0)
Current accident year catastrophe losses	1.1	0.8	0.3
Prior accident years before catastrophe losses	(4.1)	(5.0)	0.9
Prior accident years catastrophe losses	(0.4)	(0.5)	0.1
Loss and loss expenses	61.2	60.9	0.3
Underwriting expenses	28.1	27.4	0.7
Combined ratio	89.3%	88.3%	1.0

Combined ratio	89.3%	88.3%	1.0
Contribution from catastrophe losses and prior years reserve development	(3.4)	(4.7)	1.3
Combined ratio before catastrophe losses and prior years reserve development	92.7%	93.0%	(0.3)

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the first three months of 2026, compared with the same period a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 7% for the three months ended March 31, 2026, compared with the same period of 2025, largely due to higher renewal pricing. For the first three months of 2026, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the mid-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 9% for the first three months of 2026 compared with the same period of 2025, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Agency renewal written premiums	$135	$126	7
Agency new business written premiums	58	53	9
Other written premiums	(11)	(11)	0
Net written premiums	182	168	8
Unearned premium change	(2)	(6)	67
Earned premiums	$180	$162	11

•Combined ratio – The excess and surplus lines combined ratio increased by 1.0 percentage points for the first three months of 2026, compared with the same period of 2025. The increase was primarily due to a lower level of favorable reserve development on prior accident year loss and loss expenses for the three months ended March 31, 2026, compared with the first three months of 2025.
The 64.6% first-quarter 2026 ratio for current accident year loss and loss expenses before catastrophe losses was 1.0 percentage points lower, compared with the 65.6% accident year 2025 ratio measured as of March 31, 2025, including a decrease of 0.4 points for the IBNR portion and a decrease of 0.6 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was favorable by 4.5% for the first three months of 2026, compared with 5.5% for the same period of 2025. Reserve estimates are inherently uncertain as described in our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 50.
The excess and surplus lines underwriting expense ratio increased for the first three months of 2026 compared with the same period a year ago, primarily due to an increase in commission expenses. The ratio also included ongoing expense management efforts and premium growth.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2026	2025	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $2 million - $5 million	—	—	nm
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	—	nm
Losses incurred but not reported	38	46	(17)
Other losses excluding catastrophe losses	40	24	67
Catastrophe losses	1	—	nm
Total losses incurred	$79	$70	13

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	—	0.0
Large loss prior accident year reserve development	—	—	0.0
Total large loss ratio	—	—	0.0
Losses incurred but not reported	20.8	28.1	(7.3)
Other losses excluding catastrophe losses	22.1	14.8	7.3
Catastrophe losses	0.7	0.2	0.5
Total loss ratio	43.6%	43.1%	0.5

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of both 2026 and 2025, our excess and surplus lines insurance segment had no large losses of $2 million or more per claim.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Earned premiums	$85	$80	6
Fee revenues	1	1	0
Total revenues	86	81	6
Contract holders' benefits incurred	84	81	4
Investment interest credited to contract holders	(32)	(32)	0
Underwriting expenses incurred	23	23	0
Total benefits and expenses	75	72	4
Life insurance segment profit	$11	$9	22

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the three months ended March 31, 2026, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 1% to $88.080 billion at March 31, 2026, from $87.311 billion at year-end 2025.
Fixed annuity deposits received for the three months ended March 31, 2026, were $7 million, compared with $4 million for the same period of 2025. Fixed annuity deposits have a minimal impact on earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Term life insurance	$61	$57	7
Whole life insurance	14	13	8
Universal life and other	10	10	0
Earned premiums	$85	$80	6

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $11 million for our life insurance segment in the first three months of 2026, compared with a profit of $9 million for the same period of 2025, was primarily due to increased earned premiums.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2026 primarily due to continued growth of in-force policy face amounts and less favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Underwriting expenses for the first three months of 2026 matched the same period a year ago.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related
Cincinnati Financial Corporation First-Quarter 2026 10-Q

invested assets, the life insurance subsidiary reported net income of $26 million for the three months ended March 31, 2026, compared with $21 million for the three months ended March 31, 2025. The life insurance subsidiary portfolio had net after-tax investment losses of less than $1 million for the three months ended March 31, 2026, compared with $1 million for the three months ended March 31, 2025.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 14% for the first three months of 2026, compared with the same period of 2025. Interest income increased by $25 million for the first quarter, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rates on maturing bonds purchased for several years prior to 2022. Dividend income increased by $9 million for the three months ended March 31, 2026. The increase for the first three months of 2026 was primarily due to a $6 million special dividend from one of our holdings in addition to dividend payouts that have generally been increasing slightly in recent quarters.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Total investment income, net of expenses	$318	$280	14
Investment interest credited to contract holders	(32)	(32)	0
Investment gains and losses, net	(70)	(67)	(4)
Investments profit, pretax	$216	$181	19

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2026
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2026	4.76%	$670
Expected to mature during 2027	4.99	987
Expected to mature during 2028	5.51	1,183
Average yield and total expected maturities from the remainder of 2026 through 2028	5.15	$2,840

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield-to-amortized cost for total fixed-maturity securities acquired during the first three months of 2026 was higher than the 5.11% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2025. Our fixed-maturity portfolio's average yield-to-amortized cost of 5.02% for the first three months of 2026, from the investment income table below, was lower than the 5.11% yield-to-amortized cost for the year-end 2025 fixed-maturities portfolio.

	Three months ended March 31,
	2026	2025
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.43%	5.91%
Acquired tax-exempt fixed-maturities	4.43	4.40
Average total fixed-maturities acquired	5.37	5.80

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2025 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21, and Item 7, Investments Outlook, Page 86. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Investment income:
Interest	$235	$210	12
Dividends	76	67	13
Other	12	7	71
Less investment expenses	5	4	25
Investment income, pretax	318	280	14
Less income taxes	55	48	15
Total investment income, after-tax	$263	$232	13

Investment returns:
Average invested assets plus cash and cash equivalents	$33,504	$29,946
Average yield pretax	3.80%	3.74%
Average yield after-tax	3.14	3.10
Effective tax rate	17.2	17.2

Fixed-maturity returns:
Average amortized cost	$18,724	$17,071
Average yield pretax	5.02%	4.92%
Average yield after-tax	4.10	4.02
Effective tax rate	18.4	18.3

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities is included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses for the fixed-maturity portfolio are disclosed in our 2025 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 124.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2026	2025
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$33	$(1)
Unrealized gains and losses on securities still held, net	(104)	(71)
Subtotal	(71)	(72)
Fixed maturities:
Gross realized gains	2	—
Gross realized losses	(1)	—
Change in allowance for credit losses, net	(1)	(2)
Subtotal	—	(2)
Other	1	7
Total investment gains and losses reported in net income	(70)	(67)
Change in unrealized investment gains and losses:
Fixed maturities	(220)	67
Total	$(290)	$—

Of the 5,442 fixed-maturity and short-term securities in the portfolio, 17 securities were trading below 70% of amortized cost at March 31, 2026. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first three months of 2026 for our Other operations increased slightly, compared with the same period of 2025. Cincinnati Re had $152 million of earned premiums for the first three months of 2026 and generated an underwriting profit of $31 million. Cincinnati Global had $73 million of earned premiums for the first three months of 2026 and generated an underwriting profit of $15 million. Total expenses for Other decreased for the first three months of 2026, primarily due to lower loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income (loss) in the table below represents profit before income taxes. For the first three months of 2026, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global. For the first three months of 2025, total other loss resulted from an underwriting loss from Cincinnati Re and interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Interest and fees on loans and leases	$3	$3	0
Earned premiums	225	225	0
Other revenues	3	1	200
Total revenues	231	229	1
Interest expense	13	13	0
Loss and loss expenses	103	207	(50)
Underwriting expenses	76	76	0
Operating expenses	9	11	(18)
Total expenses	201	307	(35)
Total other income (loss)	$30	$(78)	nm

TAXES
We had $52 million of income tax expense for the three months ended March 31, 2026, compared with $38 million of income tax benefit for the same period of 2025. The effective tax rate for the three months ended March 31, 2026, was 16.0% compared with 29.7% for the same period last year. The change in our effective tax rate between periods was primarily due to changes in underwriting income, changes in our net investment gains and losses and investment income.

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
Cincinnati Financial Corporation First-Quarter 2026 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2026, shareholders' equity was $15.714 billion, compared with $15.911 billion at December 31, 2025. Total debt was $816 million at March 31, 2026, relatively unchanged from $815 million at December 31, 2025. At March 31, 2026, cash and cash equivalents totaled $1.210 billion, compared with $1.431 billion at December 31, 2025.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $200 million to the parent company in the first three months of 2026, compared with no dividends declared for the same period of 2025. For full-year 2025, our lead insurance subsidiary paid dividends totaling $550 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2026, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $975 million.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2025 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2026	2025	% Change
Premiums collected	$2,481	$2,277	9
Loss and loss expenses paid	(1,201)	(1,399)	14
Commissions and other underwriting expenses paid	(972)	(924)	(5)
Cash flow from underwriting	308	(46)	nm
Investment income received	229	206	11
Cash flow from operations	$537	$160	236

Collected premiums for property casualty insurance rose $204 million during the first three months of 2026, compared with the same period in 2025. Loss and loss expenses paid for the 2026 period decreased $198 million. Commissions and other underwriting expenses paid increased $48 million.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2025 Annual Report on Form 10-K, Item 7, Obligations, Page 92.

Capital Resources
At March 31, 2026, our debt-to-total-capital ratio was 4.9%, considerably below our 35% covenant threshold, with $791 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At March 31, 2026, $375 million was available for future cash management needs as part of the general provisions of the line of credit agreement. The line of credit also includes a $400 million accordion feature, a $400 million sublimit for letters of credit, and a $75 million sublimit for swing line loans. Based on our capital requirements at March 31, 2026, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We held common equities with a fair value of $228 million, in Lloyd's trust accounts to provide a portion of the capital needed to support Cincinnati Global's operations at March 31, 2026.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2026. Our debt ratings are discussed in our 2025 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 91.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2025, in our 2025 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 92. There have been no material changes to our estimates of future contractual obligations since our 2025 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $710 million in the first three months of 2026. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $262 million in the first three months of 2026.
There were no contributions to our qualified pension plan during the first three months of 2026.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2026, the board of directors declared regular quarterly cash dividends of 94 cents per share for an indicated annual rate of $3.76 per share. During the first three months of 2026, we used $133 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2025 Annual Report on Form 10-K, Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 93.

Total gross reserves at March 31, 2026, increased $434 million compared with December 31, 2025. Case loss reserves increased by $24 million, IBNR loss reserves increased by $336 million and loss expense reserves increased by $74 million. The total gross increase was primarily due to our commercial casualty, commercial property, personal auto and homeowner lines of business and excess and surplus lines insurance segment.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2026
Commercial lines insurance:
Commercial casualty	$1,209	$1,788	$925	$3,922	33.0%
Commercial property	216	290	114	620	5.2
Commercial auto	447	482	190	1,119	9.4
Workers' compensation	371	593	109	1,073	9.0
Other commercial	175	72	201	448	3.8
Subtotal	2,418	3,225	1,539	7,182	60.4
Personal lines insurance:
Personal auto	321	182	141	644	5.4
Homeowner	350	298	137	785	6.6
Other personal	136	276	11	423	3.6
Subtotal	807	756	289	1,852	15.6
Excess and surplus lines	412	583	359	1,354	11.4
Cincinnati Re	225	1,014	10	1,249	10.5
Cincinnati Global	107	136	4	247	2.1
Total	$3,969	$5,714	$2,201	$11,884	100.0%
At December 31, 2025
Commercial lines insurance:
Commercial casualty	$1,246	$1,736	$905	$3,887	34.0%
Commercial property	210	195	109	514	4.5
Commercial auto	448	455	185	1,088	9.5
Workers' compensation	369	595	101	1,065	9.3
Other commercial	172	73	193	438	3.8
Subtotal	2,445	3,054	1,493	6,992	61.1
Personal lines insurance:
Personal auto	314	152	135	601	5.2
Homeowner	330	235	130	695	6.1
Other personal	120	259	10	389	3.4
Subtotal	764	646	275	1,685	14.7
Excess and surplus lines	407	544	348	1,299	11.4
Cincinnati Re	218	1,003	8	1,229	10.7
Cincinnati Global	111	131	3	245	2.1
Total	$3,945	$5,378	$2,127	$11,450	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.965 billion at March 31, 2026, compared with $2.992 billion at year-end 2025. Details about these reserves are in this quarterly report Item 1, Note 5, Life Policy and Investment Contract Reserves. We discussed our life insurance reserving practices in our 2025 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 99.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2025 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 124, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2025 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2025 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 109.

The fair value of our investment portfolio was $31.163 billion at March 31, 2026, up $198 million from year-end 2025, including a $422 million increase in the fixed-maturity portfolio, a $125 million decrease in the equity portfolio and a $99 million decrease in short-term investments.

(Dollars in millions)	At March 31, 2026				At December 31, 2025
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$14,765	63.0%	$14,469	46.4%	$14,134	62.5%	$14,010	45.2%
Tax-exempt fixed maturities	4,181	17.9	4,076	13.1	4,170	18.4	4,113	13.3
Common equities	4,071	17.4	12,260	39.3	3,792	16.8	12,373	40.0
Nonredeemable preferred equities	355	1.5	309	1.0	363	1.6	321	1.0
Short-term investments	49	0.2	49	0.2	148	0.7	148	0.5
Total	$23,421	100.0%	$31,163	100.0%	$22,607	100.0%	$30,965	100.0%

At March 31, 2026, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $656 million of private equity investments, $128 million of real estate through direct property ownership and development projects in the United States, $39 million of life policy loans and $15 million in Lloyd's deposit at March 31, 2026.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

In the first three months of 2026, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, partially offset by an increase in our net unrealized loss position that reflected an increase in U.S. Treasury yields and a widening of corporate credit spreads. At March 31, 2026, our fixed-maturity portfolio with an average rating of A2/A was valued at 97.9% of its amortized cost, compared with 99.0% at December 31, 2025.

At March 31, 2026, our investment-grade fixed-maturity securities represented 98.1% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2026		At December 31, 2025
Weighted average yield-to-amortized cost	5.13%		5.11%
Weighted average maturity	11.4	yrs	10.9	yrs
Effective duration	5.9	yrs	5.6	yrs

We discuss maturities of our fixed-maturity portfolio in our 2025 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 131, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $14.469 billion at March 31, 2026, included:

(Dollars in millions)	At March 31, 2026	At December 31, 2025
Investment-grade corporate	$9,833	$9,505
Government-sponsored enterprises	2,511	2,359
States, municipalities and political subdivisions	798	806
Asset-backed	766	797
United States government	331	313
Noninvestment-grade corporate	202	206
Foreign government	28	24
Total	$14,469	$14,010

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at March 31, 2026. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 68.0% of the taxable fixed-maturity portfolio's fair value at March 31, 2026, compared with 67.8% at year-end 2025.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2026, was the financial sector. It represented 27.1% of our investment-grade corporate bond portfolio, compared with 28.8% at year-end 2025. The utility and energy sectors represented 13.6% and 11.4%, compared with 13.3% and 11.2%, respectively, at year-end 2025. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

As discussed in our 2025 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30, investments in the financial sector include various risks. See risk factors entitled “Financial disruption or a prolonged economic downturn could affect our investment performance” and “Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.”

Our taxable fixed-maturity portfolio at March 31, 2026, included $766 million of asset-backed securities at fair value with an average rating of Aa2/AA.
TAX-EXEMPT FIXED MATURITIES
At March 31, 2026, we had $4.076 billion of tax-exempt fixed-maturity securities at fair value with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 2,000 municipal bond issuers. No single municipal issuer accounted for more than 0.5% of the tax-exempt fixed-maturity portfolio at March 31, 2026.

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

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At March 31, 2026	$20,742	$19,646	$18,545	$17,355	$16,192
At December 31, 2025	$20,177	$19,142	$18,123	$17,008	$15,891

The effective duration of the fixed-maturity portfolio as of March 31, 2026, was 5.9 years, up from 5.6 years at year-end 2025. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 6.2% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At March 31, 2026, we had $49 million of short-term investments.

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $12.569 billion at March 31, 2026, included $12.260 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2026	$8,798	$10,055	$11,312	$12,569	$13,826	$15,083	$16,340
At December 31, 2025	$8,886	$10,155	$11,425	$12,694	$13,963	$15,233	$16,502

At March 31, 2026, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $881 million, or 7.2% of our publicly traded common stock portfolio and 2.8% of the total investment portfolio. Forty-six holdings (among ten different sectors) each had a fair value greater than $100 million.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Common Stock Portfolio Sector Distribution

	Percent of common stock portfolio
	At March 31, 2026		At December 31, 2025
	Cincinnati Financial	S&P 500 Weightings	Cincinnati Financial	S&P 500 Weightings
Sector:
Information technology	30.9%	32.9%	35.4%	34.4%
Industrials	15.0	9.0	14.4	8.2
Financial	13.4	12.6	13.0	13.4
Healthcare	9.8	9.5	10.0	9.6
Consumer discretionary	7.6	9.9	7.3	10.4
Consumer staples	6.8	5.3	6.5	4.7
Energy	5.8	4.0	4.2	2.8
Materials	3.9	2.1	3.3	1.8
Utilities	3.3	2.5	3.0	2.3
Real estate	2.2	1.9	1.9	1.8
Telecomm services	1.3	10.3	1.0	10.6
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2026, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $131 million and unrealized investment losses amounted to $532 million before taxes.

The $401 million net unrealized loss position in our fixed-maturity portfolio at March 31, 2026, increased in the first three months of 2026, primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2026, consisted of a net gain position in our equity portfolio of $8.143 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio at March 31, 2026, were Apple Inc., Microsoft Corp (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM), and Lam Research Corporation (Nasdaq:LRCX), which had a combined fair value of $3.139 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At March 31, 2026, 3,356 of the 5,442 fixed-maturity and short-term securities we owned had fair values below amortized cost, compared with 2,597 of the 5,358 securities we owned at year-end 2025. The 3,356 holdings with fair values below amortized cost at March 31, 2026, represented 62.1% of the fair value of our fixed-maturity and short-term investments portfolio and $532 million in unrealized losses.
•2,628 of the 3,356 holdings had fair value between 90% and 100% of amortized cost at March 31, 2026. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,628 securities was $10.223 billion, and they accounted for $241 million in unrealized losses.
•711 of the 3,356 holdings had fair value between 70% and 90% of amortized cost at March 31, 2026. We believe the 711 securities will continue to pay interest and ultimately pay principal upon maturity.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

The issuers of these 711 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $1.299 billion, and they accounted for $277 million in unrealized losses.
•17 of the 3,356 holdings had fair value below 70% of amortized cost at March 31, 2026. We believe these securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $21 million, and they accounted for $14 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$3,031	$55	$2,767	$219	$5,798	$274
States, municipalities and political subdivisions	808	7	2,319	214	3,127	221
Government-sponsored enterprises	2,018	23	97	2	2,115	25
Asset-backed	157	3	185	7	342	10
United States government	126	1	20	1	146	2
Foreign government	15	—	—	—	15	—
Total fixed-maturity	$6,155	$89	$5,388	$443	$11,543	$532
At December 31, 2025
Fixed-maturity:
Corporate	$849	$15	$2,926	$188	$3,775	$203
States, municipalities and political subdivisions	204	2	2,346	179	2,550	181
Government-sponsored enterprises	983	3	195	1	1,178	4
Asset-backed	101	2	184	6	285	8
United States government	69	—	20	1	89	1
Total fixed-maturity	$2,206	$22	$5,671	$375	$7,877	$397

At March 31, 2026, applying our invested asset impairment policy, we determined that the total of $532 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first three months of 2026, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses decreased less than $1 million during the first three months of 2026. During the first three months of 2025, no fixed maturity securities were written down to fair value, due to an intention to be sold. The increase in the allowance for credit losses was $2 million during the first three months of 2025.

During the full year of 2025, no securities were written down to fair value. At December 31, 2025, 2,597 fixed-maturity and short-term securities with a total unrealized loss of $397 million were in an unrealized loss position. Of that total, 13 securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2026
Taxable fixed maturities:
Fair valued below 70% of amortized cost	8	$23	$14	$(9)	$—
Fair valued at 70% to less than 100% of amortized cost	1,759	9,477	9,079	(398)	112
Fair valued at 100% and above of amortized cost	1,032	5,265	5,376	111	77
Investment income on securities sold in current year	—	—	—	—	7
Total	2,799	14,765	14,469	(296)	196
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	9	12	7	(5)	—
Fair valued at 70% to less than 100% of amortized cost	1,580	2,563	2,443	(120)	21
Fair valued at 100% and above of amortized cost	1,052	1,606	1,626	20	17
Investment income on securities sold in current year	—	—	—	—	—
Total	2,641	4,181	4,076	(105)	38
Fixed-maturities summary:
Fair valued below 70% of amortized cost	17	35	21	(14)	—
Fair valued at 70% to less than 100% of amortized cost	3,339	12,040	11,522	(518)	133
Fair valued at 100% and above of amortized cost	2,084	6,871	7,002	131	94
Investment income on securities sold in current year	—	—	—	—	7
Total	5,440	18,946	18,545	(401)	234
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	2	49	49	—	—
Investment income on securities sold in current year	—	—	—	—	5
Total	2	49	49	—	5
Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	17	35	21	(14)	—
Fair valued at 70% to less than 100% of cost	3,339	12,040	11,522	(518)	133
Fair valued at 100% and above of cost	2,086	6,920	7,051	131	94
Investment income on securities sold in current year	—	—	—	—	12
Total	5,442	$18,995	$18,594	$(401)	$239

At December 31, 2025
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	13	$30	$17	$(13)	$1
Fair valued at 70% to less than 100% of amortized cost	2,584	8,244	7,860	(384)	311
Fair valued at 100% and above of amortized cost	2,761	10,178	10,394	216	440
Investment income on securities sold in current year	—	—	—	—	126
Total	5,358	$18,452	$18,271	$(181)	$878

See our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 54.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation First-Quarter 2026 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2025 Annual Report on Form 10-K filed February 23, 2026. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2026. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 3,176,650 shares available for purchase under our programs at March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2026	—	—	—	4,260,268
February 1-28, 2026	—	—	—	4,260,268
March 1-31, 2026	1,083,618	$164.93	1,083,618	3,176,650
Totals	1,083,618	164.93	1,083,618

Cincinnati Financial Corporation First-Quarter 2026 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation First-Quarter 2026 10-Q

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

4.8	Description of Registered Securities (incorporated by reference to Exhibit 4.8 filed with the company’s registration statement on Form S-3 filed on April 22, 2026)
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cincinnati Financial Corporation First-Quarter 2026 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 27, 2026

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation First-Quarter 2026 10-Q