Form 10-Q
period 2026-06-30
CINCINNATI FINANCIAL CORP
filed 2026-07-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026.
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
☐Yes ☑ No
As of July 22, 2026, there were 153,478,045 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2026	2025
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2026—$19,280; 2025—$18,304)	$18,954	$18,123
Equity securities, at fair value (cost: 2026—$4,287; 2025—$4,155)	13,194	12,694
Short-term investments, at fair value (amortized cost: 2026—$143; 2025—$148)	142	148
Other invested assets	863	818
Total investments	33,153	31,783
Cash and cash equivalents	1,750	1,431
Investment income receivable	252	235
Finance receivable	143	146
Premiums receivable	3,546	3,142
Reinsurance recoverable	633	655
Prepaid reinsurance premiums	124	71
Deferred policy acquisition costs	1,442	1,344
Land, building and equipment, net, for company use (accumulated depreciation: 2026—$376; 2025—$367)	211	219
Other assets	981	995
Separate accounts	996	981
Total assets	$43,231	$41,002

Liabilities
Insurance reserves
Loss and loss expense reserves	$12,479	$11,507
Life policy and investment contract reserves	2,986	2,992
Unearned premiums	5,724	5,254
Other liabilities	1,638	1,638
Deferred income tax	1,861	1,833
Note payable	17	25
Long-term debt and lease obligations	859	861
Separate accounts	996	981
Total liabilities	26,560	25,091

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2026 and 2025—500 million shares; issued: 2026 and 2025—198.3 million shares)	397	397
Paid-in capital	1,582	1,561
Retained earnings	17,958	16,719
Accumulated other comprehensive loss	(135)	(34)
Treasury stock at cost (2026—44.9 million shares and 2025—42.9 million shares)	(3,131)	(2,732)
Total shareholders' equity	16,671	15,911
Total liabilities and shareholders' equity	$43,231	$41,002

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Earned premiums	$2,635	$2,480	$5,239	$4,824
Investment income, net of expenses	319	285	637	565
Investment gains and losses, net	1,308	473	1,238	406
Fee revenues	5	5	10	10
Other revenues	7	5	13	9
Total revenues	4,274	3,248	7,137	5,814
Benefits and Expenses
Insurance losses and contract holders' benefits	1,887	1,660	3,638	3,628
Underwriting, acquisition and insurance expenses	786	709	1,550	1,411
Interest expense	14	14	27	27
Other operating expenses	11	10	20	21
Total benefits and expenses	2,698	2,393	5,235	5,087
Income Before Income Taxes	1,576	855	1,902	727
Provision for Income Taxes
Current	182	81	316	39
Deferred	139	89	57	93
Total provision for income taxes	321	170	373	132
Net Income	$1,255	$685	$1,529	$595
Per Common Share
Net income — basic	$8.14	$4.38	$9.88	$3.81
Net income — diluted	8.05	4.34	9.78	3.77

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Income	$1,255	$685	$1,529	$595
Other Comprehensive Income (loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $16, $6, $(30) and $20, respectively	58	22	(116)	75
Amortization of pension actuarial gain and prior service cost, net of tax (benefit) of $0, $0, $0 and $0, respectively	(1)	(1)	(2)	(2)
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(3), $0, $3 and $(3), respectively	(7)	1	17	(13)
Other comprehensive income (loss)	50	22	(101)	60
Comprehensive Income	$1,305	$707	$1,428	$655

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,561	1,511	1,561	1,502
Share-based awards	7	4	(10)	(3)
Share-based compensation	12	10	27	25
Other	2	3	4	4
End of period	1,582	1,528	1,582	1,528

Retained Earnings
Beginning of period	16,848	14,644	16,719	14,869
Net income	1,255	685	1,529	595
Dividends declared	(145)	(136)	(290)	(271)
End of period	17,958	15,193	17,958	15,193

Accumulated Other Comprehensive Loss
Beginning of period	(185)	(271)	(34)	(309)
Other comprehensive income (loss)	50	22	(101)	60
End of period	(135)	(249)	(135)	(249)

Treasury Stock
Beginning of period	(2,907)	(2,563)	(2,732)	(2,524)
Share-based awards	6	4	16	10
Shares acquired - share repurchase authorization	(215)	—	(394)	(42)
Shares acquired - share-based compensation plans	(13)	(10)	(19)	(13)
Other	(2)	1	(2)	1
End of period	(3,131)	(2,568)	(3,131)	(2,568)

Total Shareholders' Equity	$16,671	$14,301	$16,671	$14,301

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	154.6	156.3	155.4	156.4
Share-based awards	0.2	0.1	0.5	0.3
Shares acquired - share repurchase authorization	(1.3)	—	(2.4)	(0.3)
Shares acquired - share-based compensation plans	(0.1)	(0.1)	(0.1)	(0.1)
End of period	153.4	156.3	153.4	156.3

Dividends declared per common share	$0.94	$0.87	$1.88	$1.74

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$1,529	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	82	93
Investment gains and losses, net	(1,231)	(392)
Interest credited to contract holders	21	22
Deferred income tax expense	57	93
Changes in:
Premiums and reinsurance receivable	(435)	(737)
Deferred policy acquisition costs	(98)	(125)
Other assets	(20)	(65)
Loss and loss expense reserves	972	1,069
Life policy and investment contract reserves	40	8
Unearned premiums	470	631
Other liabilities	(62)	(54)
Current income tax receivable/payable	31	(87)
Net cash provided by operating activities	1,356	1,051
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	1,644	1,348
Sale of equity securities	1,195	34
Purchase of fixed maturities	(2,584)	(2,060)
Purchase of equity securities	(463)	(95)
Change in short-term investments, net	9	201
Changes in finance receivables	1	(3)
Investment in building and equipment	(4)	(7)
Change in other invested assets, net	(48)	(32)
Net cash used in investing activities	(250)	(614)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(276)	(258)
Shares acquired - share repurchase authorization	(395)	(42)
Changes in note payable	(8)	—
Proceeds from stock options exercised	10	6
Contract holders' funds deposited	33	31
Contract holders' funds withdrawn	(76)	(80)
Other	(75)	(82)
Net cash used in financing activities	(787)	(425)
Net change in cash and cash equivalents	319	12
Cash and cash equivalents at beginning of year	1,431	983
Cash and cash equivalents at end of period	$1,750	$995
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$27
Income taxes paid	249	97
Noncash Activities
Equipment acquired under finance lease obligations	$7	$12
Share-based compensation	48	26
Other assets and other liabilities	66	254

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

Our June 30, 2026, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2025 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2026		gains	losses
Fixed-maturity:
Corporate	$10,592	$105	$241	$10,456
States, municipalities and political subdivisions	5,023	41	182	4,882
Government-sponsored enterprises	2,512	—	41	2,471
Asset-backed	812	6	10	808
United States government	321	—	4	317
Foreign government	20	—	—	20
Total fixed-maturity	19,280	152	478	18,954
Short-term	143	—	1	142
Total fixed-maturity and short-term investments	$19,423	$152	$479	$19,096
At December 31, 2025
Fixed-maturity:
Corporate	$9,750	$164	$203	$9,711
States, municipalities and political subdivisions	5,065	35	181	4,919
Government-sponsored enterprises	2,360	3	4	2,359
Asset-backed	793	12	8	797
United States government	312	2	1	313
Foreign government	24	—	—	24
Total fixed-maturity	18,304	216	397	18,123
Short-term	148	—	—	148
Total fixed-maturity and short-term investments	$18,452	$216	$397	$18,271

The increase in net unrealized investment losses in our fixed-maturity portfolio at June 30, 2026, is primarily due to an increase in U.S. Treasury yields partially offset by a slight tightening of corporate credit spreads. Our asset-backed securities had an average rating of Aa2/AA at both June 30, 2026 and December 31, 2025.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$3,194	$42	$2,580	$199	$5,774	$241
States, municipalities and political subdivisions	316	2	2,063	180	2,379	182
Government-sponsored enterprises	2,152	38	193	3	2,345	41
Asset-backed	202	3	184	7	386	10
United States government	276	3	20	1	296	4
Foreign government	14	—	—	—	14	—
Total fixed-maturity	6,154	88	5,040	390	11,194	478
Short-term	142	1	—	—	142	1
Total fixed-maturity and short-term investments	$6,296	$89	$5,040	$390	$11,336	$479
At December 31, 2025
Fixed-maturity:
Corporate	$849	$15	$2,926	$188	$3,775	$203
States, municipalities and political subdivisions	204	2	2,346	179	2,550	181
Government-sponsored enterprises	983	3	195	1	1,178	4
Asset-backed	101	2	184	6	285	8
United States government	69	—	20	1	89	1
Total fixed-maturity	$2,206	$22	$5,671	$375	$7,877	$397

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2026
Maturity dates:
Due in one year or less	$857	$852	4.4%
Due after one year through five years	3,308	3,299	17.3
Due after five years through ten years	5,156	5,132	26.9
Due after ten years	10,102	9,813	51.4
Total	$19,423	$19,096	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income:
Interest	$244	$214	$479	$424
Dividends	72	70	148	137
Other	8	5	20	12
Total	324	289	647	573
Less investment expenses	5	4	10	8
Total	$319	$285	$637	$565

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$183	$(1)	$223	$(3)
Unrealized gains and losses on securities still held, net	1,117	481	1,006	411
Subtotal	1,300	480	1,229	408
Fixed-maturity securities:
Gross realized gains	7	1	9	1
Gross realized losses	(1)	—	(2)	—
Change in allowance for credit losses, net	(1)	(13)	(2)	(15)
Subtotal	5	(12)	5	(14)

Other	3	5	4	12
Total	$1,308	$473	$1,238	$406

The fair value of our equity portfolio was $13.194 billion and $12.694 billion at June 30, 2026, and December 31, 2025, respectively. Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with fair values of $1.004 billion and $958 million, which was 7.8% and 7.7% of our publicly traded common equities portfolio and 3.1% and 3.1% of the total investment portfolio at June 30, 2026, and December 31, 2025.

The allowance for credit losses on fixed-maturity securities was $55 million and $54 million at June 30, 2026, and December 31, 2025, respectively. Reductions in the allowance for credit losses for securities sold were immaterial for the three months ended June 30, 2026. Reductions in the allowance for credit losses for securities sold were $1 million for the six months ended June 30, 2026. Reductions in the allowance for credit losses for securities sold were $1 million for both the three and six months ended June 30, 2025.

There were 2,880 and 2,597 fixed-maturity investments in a total unrealized loss position of $479 million and $397 million at June 30, 2026, and December 31, 2025, respectively. Of those totals, 14 and 13 fixed-maturity securities had fair values below 70% of amortized cost at June 30, 2026, and December 31, 2025, respectively.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2026, and December 31, 2025. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2026
Fixed maturities, available for sale:
Corporate	$—	$10,456	$—	$10,456
States, municipalities and political subdivisions	—	4,882	—	4,882
Government-sponsored enterprises	—	2,471	—	2,471
Asset-backed	—	808	—	808
United States government	317	—	—	317
Foreign government	—	20	—	20
Subtotal	317	18,637	—	18,954
Common equities	12,883	—	—	12,883
Nonredeemable preferred equities	—	311	—	311
Separate accounts taxable fixed maturities	100	850	—	950
Short-term investments	142	—	—	142
Top Hat savings plan mutual funds and common equity (included in Other assets)	112	—	—	112
Total	$13,554	$19,798	$—	$33,352

At December 31, 2025
Fixed maturities, available for sale:
Corporate	$—	$9,711	$—	$9,711
States, municipalities and political subdivisions	—	4,919	—	4,919
Government-sponsored enterprises	—	2,359	—	2,359
Asset-backed	—	797	—	797
United States government	313	—	—	313
Foreign government	—	24	—	24
Subtotal	313	17,810	—	18,123
Common equities	12,373	—	—	12,373
Nonredeemable preferred equities	—	321	—	321
Separate accounts taxable fixed maturities	35	872	—	907
Short-term investments	148	—	—	148
Top Hat savings plan mutual funds and common equity (included in Other assets)	102	—	—	102
Total	$12,971	$19,003	$—	$31,974

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

We also held Level 1 cash and cash equivalents of $1.750 billion and $1.431 billion at June 30, 2026, and December 31, 2025, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2026	2025	2026	2025
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	373	372	374	374
Total			$791	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2026
Note payable	$—	$17	$—	$17
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	408	—	408
6.125% senior notes, due 2034	—	393	—	393
Total	$—	$847	$—	$847

At December 31, 2025
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	404	—	404
Total	$—	$874	$—	$874

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2026
Life policy loans	$—	$—	$43	$43

Deferred annuities	$—	$—	$519	$519
Structured settlements	—	117	—	117
Total	$—	$117	$519	$636

At December 31, 2025
Life policy loans	$—	$—	$43	$43

Deferred annuities	$—	$—	$530	$530
Structured settlements	—	123	—	123
Total	$—	$123	$530	$653

Outstanding principal and interest for these life policy loans totaled $39 million and $38 million at June 30, 2026, and December 31, 2025, respectively.

Recorded reserves for the deferred annuities were $540 million and $554 million at June 30, 2026, and December 31, 2025, respectively. Recorded reserves for the structured settlements were $107 million and $111 million at June 30, 2026, and December 31, 2025, respectively.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross loss and loss expense reserves, beginning of period	$11,884	$10,707	$11,450	$9,937
Less reinsurance recoverable	406	551	438	269
Net loss and loss expense reserves, beginning of period	11,478	10,156	11,012	9,668
Net incurred loss and loss expenses related to:
Current accident year	1,850	1,650	3,598	3,628
Prior accident years	(42)	(63)	(123)	(154)
Total incurred	1,808	1,587	3,475	3,474
Net paid loss and loss expenses related to:
Current accident year	612	591	846	1,184
Prior accident years	681	655	1,648	1,461
Total paid	1,293	1,246	2,494	2,645
Net loss and loss expense reserves, end of period	11,993	10,497	11,993	10,497
Plus reinsurance recoverable	413	504	413	504
Gross loss and loss expense reserves, end of period	$12,406	$11,001	$12,406	$11,001

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $73 million and $71 million at June 30, 2026, and 2025, respectively, for certain life and health loss and loss expense reserves.

We experienced $42 million of favorable development on prior accident years, including $17 million of favorable development in commercial lines, $11 million of favorable development in personal lines and $6 million of favorable development in excess and surplus lines for the three months ended June 30, 2026. Within commercial lines, we recognized favorable reserve development of $19 million for the commercial property line and $15 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $14 million for the commercial casualty line.

We experienced $123 million of favorable development on prior accident years, including $70 million of favorable development in commercial lines, $18 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines for the six months ended June 30, 2026. Within commercial lines, we recognized favorable reserve development of $50 million for the commercial property line and $24 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $11 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $19 million for the homeowner line.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	June 30, 2026	December 31, 2025
Life policy reserves:
Term	$1,116	$1,103
Whole life	425	426
Other	102	100
Subtotal	1,643	1,629
Investment contract reserves:
Deferred annuities	540	554
Universal life	586	589
Structured settlements	107	111
Other	110	109
Subtotal	1,343	1,363
Total life policy and investment contract reserves	$2,986	$2,992

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves are as follows:
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

(Dollars in millions)	Three months ended June 30,
	2026		2025
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,688	$221	$1,659	$220
Beginning balance at original discount rate	1,749	227	1,719	227
Effect of changes in cash flow assumptions	21	(5)	(4)	—
Effect of actual variances from expected experience	(4)	—	5	(1)
Adjusted beginning of period balance	1,766	222	1,720	226
Issuances	40	4	41	4
Interest accrual	20	3	19	2
Net premiums collected	(50)	(7)	(49)	(6)
Ending balance at original discount rate	1,776	222	1,731	226
Effect of changes in discount rate assumptions	(57)	(6)	(53)	(6)
Balance, end of period	1,719	216	1,678	220

Present value of expected future policy benefits:
Balance, beginning of period	2,760	640	2,703	631
Beginning balance at original discount rate	2,877	666	2,812	648
Effect of changes in cash flow assumptions	36	(8)	(12)	—
Effect of actual variances from expected experience	(9)	—	8	(1)
Adjusted beginning of period balance	2,904	658	2,808	647
Issuances	39	4	40	4
Interest accrual	34	9	32	8
Benefits paid	(46)	(9)	(59)	(8)
Ending balance at original discount rate	2,931	662	2,821	651
Effect of changes in discount rate assumptions	(108)	(21)	(101)	(17)
Balance, end of period	2,823	641	2,720	634

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,104	425	1,042	414
Impact of flooring at cohort level	12	—	19	—
Net life policy reserves	1,116	425	1,061	414
Less reinsurance recoverable at original discount rate	(70)	(24)	(68)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(4)	(3)	(7)	(3)
Net life policy reserves, after reinsurance recoverable	$1,042	$398	$986	$386

Weighted-average duration of the net life policy reserves in years	11	14	11	15

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

(Dollars in millions)	Six months ended June 30,
	2026		2025
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,709	$225	$1,638	$218
Beginning balance at original discount rate	1,743	228	1,719	228
Effect of changes in cash flow assumptions	21	(5)	(4)	—
Effect of actual variances from expected experience	(10)	—	(3)	(1)
Adjusted beginning of period balance	1,754	223	1,712	227
Issuances	79	8	76	7
Interest accrual	39	5	38	5
Net premiums collected	(96)	(14)	(95)	(13)
Ending balance at original discount rate	1,776	222	1,731	226
Effect of changes in discount rate assumptions	(57)	(6)	(53)	(6)
Balance, end of period	1,719	216	1,678	220

Present value of expected future policy benefits:
Balance, beginning of period	2,794	650	2,668	623
Beginning balance at original discount rate	2,863	662	2,812	646
Effect of changes in cash flow assumptions	36	(8)	(12)	—
Effect of actual variances from expected experience	(16)	—	(6)	(1)
Adjusted beginning of period balance	2,883	654	2,794	645
Issuances	78	8	76	7
Interest accrual	66	17	64	17
Benefits paid	(96)	(17)	(113)	(18)
Ending balance at original discount rate	2,931	662	2,821	651
Effect of changes in discount rate assumptions	(108)	(21)	(101)	(17)
Balance, end of period	2,823	641	2,720	634

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,104	425	1,042	414
Impact of flooring at cohort level	12	—	19	—
Net life policy reserves	1,116	425	1,061	414
Less reinsurance recoverable at original discount rate	(70)	(24)	(68)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(4)	(3)	(7)	(3)
Net life policy reserves, after reinsurance recoverable	$1,042	$398	$986	$386

Weighted-average duration of the net life policy reserves in years	11	14	11	15

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $1 million and $2 million at June 30, 2026 and 2025, respectively.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At June 30,
	2026		2025
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$5,183	$2,823	$4,947	$2,720
Expected future gross premiums	4,782	2,782	4,632	2,697
Whole life
Expected future benefit payments	$1,765	$641	$1,709	$634
Expected future gross premiums	710	423	688	415

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross premiums
Term	$80	$77	$157	$151
Whole life	14	14	28	27
Total	$94	$91	$185	$178
Interest accretion
Term	$14	$13	$27	$26
Whole life	6	6	12	12
Total	$20	$19	$39	$38

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the six months ended June 30, 2026, and 2025.

The following table shows the weighted-average interest rate for our term and whole life products:

	At June 30,
	2026	2025
Term
Interest accretion rate	5.30%	5.22%
Current discount rate	5.32	4.93
Whole life
Interest accretion rate	5.85%	5.86%
Current discount rate	5.78	5.68

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$546	$449	$582	$457	$554	$451	$595	$456
Premiums received	8	9	8	9	14	18	12	19
Policy charges	—	(10)	—	(10)	—	(20)	—	(20)
Surrenders and withdrawals	(15)	(4)	(18)	(3)	(30)	(9)	(35)	(6)
Benefit payments	(4)	(2)	(3)	(4)	(8)	(3)	(8)	(5)
Interest credited	5	5	6	5	10	10	11	10
Balance, end of period	$540	$447	$575	$454	$540	$447	$575	$454

Weighted average crediting rate	3.79%	4.42%	3.71%	4.43%	3.79%	4.42%	3.71%	4.43%
Net amount at risk	$—	$3,610	$—	$3,746	$—	$3,610	$—	$3,746
Cash surrender value	533	422	568	426	533	422	568	426

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At June 30, 2026
Deferred annuity
1.00-3.00%	$235	$2	$18	$242	$497
3.01-4.00%	43	—	—	—	43
Total	$278	$2	$18	$242	$540
Universal life
1.00-3.00%	$—	$53	$57	$18	$128
3.01-4.00%	51	—	5	—	56
Greater than 4.00%	263	—	—	—	263
Total	$314	$53	$62	$18	$447

At June 30, 2025
Deferred annuity
1.00-3.00%	$9	$269	$14	$237	$529
3.01-4.00%	46	—	—	—	46
Total	$55	$269	$14	$237	$575
Universal life
1.00-3.00%	$—	$55	$56	$15	$126
3.01-4.00%	51	—	4	—	55
Greater than 4.00%	273	—	—	—	273
Total	$324	$55	$60	$15	$454

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$141	$130	$138	$130
Balance, beginning of period before shadow reserve adjustments	142	131	138	131
Effect of changes in cash flow assumptions	(5)	—	(5)	—
Effect of actual variances from expected experience	—	—	1	2
Adjusted beginning of period balance	137	131	134	133
Interest accrual	2	1	3	2
Excess death benefits	(2)	(2)	(4)	(9)
Attributed assessments	3	3	6	6
Effect of changes in interest rate assumptions	—	—	1	1
Balance, end of period before shadow reserve adjustments	140	133	140	133
Shadow reserve adjustments	(1)	(1)	(1)	(1)
Balance, end of period	139	132	139	132
Less reinsurance recoverable, end of period	7	6	7	6
Net other additional liability, after reinsurance recoverable	$146	$138	$146	$138

Weighted-average duration of the other additional liability in years	25	26	25	26

The following table shows balances and changes in separate accounts liability balances during the period:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$988	$959	$981	$952
Interest credited before policy charges	13	11	24	22
Benefit payments	(6)	—	(7)	(8)
Other	1	21	(2)	25
Balance, end of period	$996	$991	$996	$991

Cash surrender value	$990	$959	$990	$959

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$1,011	$937	$974	$886
Capitalized deferred policy acquisition costs	534	513	1,046	998
Amortized deferred policy acquisition costs	(480)	(445)	(955)	(879)
Deferred policy acquisition costs asset, end of period	$1,065	$1,005	$1,065	$1,005

Life:
Deferred policy acquisition costs asset, beginning of period	$373	$360	$370	$356
Capitalized deferred policy acquisition costs	12	10	23	22
Amortized deferred policy acquisition costs	(8)	(8)	(16)	(16)
Deferred policy acquisition costs asset, end of period	$377	$362	$377	$362

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,384	$1,297	$1,344	$1,242
Capitalized deferred policy acquisition costs	546	523	1,069	1,020
Amortized deferred policy acquisition costs	(488)	(453)	(971)	(895)
Deferred policy acquisition costs asset, end of period	$1,442	$1,367	$1,442	$1,367

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended June 30, 2026	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$260	$56	$8	$49	$373
Capitalized deferred policy acquisition costs	10	1	1	—	12
Amortized deferred policy acquisition costs	(6)	(1)	(1)	—	(8)
Balance, end of period	$264	$56	$8	$49	$377

Three months ended June 30, 2025
Balance, beginning of period	$248	$53	$8	$51	$360
Capitalized deferred policy acquisition costs	9	1	—	—	10
Amortized deferred policy acquisition costs	(6)	(1)	(1)	—	(8)
Balance, end of period	$251	$53	$7	$51	$362

(Dollars in millions)
Six months ended June 30, 2026	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$257	$55	$8	$50	$370
Capitalized deferred policy acquisition costs	19	3	1	—	23
Amortized deferred policy acquisition costs	(12)	(2)	(1)	(1)	(16)
Balance, end of period	$264	$56	$8	$49	$377

Six months ended June 30, 2025
Balance, beginning of period	$245	$52	$8	$51	$356
Capitalized deferred policy acquisition costs	18	3	—	1	22
Amortized deferred policy acquisition costs	(12)	(2)	(1)	(1)	(16)
Balance, end of period	$251	$53	$7	$51	$362

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended June 30,
	2026			2025
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(401)	$(86)	$(315)	$(486)	$(105)	$(381)
OCI before investment gains and losses, net, recognized in net income	79	17	62	16	3	13
Investment gains and losses, net, recognized in net income	(5)	(1)	(4)	12	3	9
OCI	74	16	58	28	6	22
AOCI, end of period	$(327)	$(70)	$(257)	$(458)	$(99)	$(359)

Pension obligations:
AOCI, beginning of period	$84	$19	$65	$74	$17	$57
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(1)	—	(1)	(1)	—	(1)
OCI	(1)	—	(1)	(1)	—	(1)
AOCI, end of period	$83	$19	$64	$73	$17	$56

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$82	$17	$65	$68	$15	$53
OCI before investment gains and losses, net, recognized in net income	(10)	(3)	(7)	1	—	1
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(10)	(3)	(7)	1	—	1
AOCI, end of period	$72	$14	$58	$69	$15	$54

Summary of AOCI:
AOCI, beginning of period	$(235)	$(50)	$(185)	$(344)	$(73)	$(271)
Investments OCI	74	16	58	28	6	22
Pension obligations OCI	(1)	—	(1)	(1)	—	(1)
Life policy reserves, reinsurance recoverable and other OCI	(10)	(3)	(7)	1	—	1
Total OCI	63	13	50	28	6	22
AOCI, end of period	$(172)	$(37)	$(135)	$(316)	$(67)	$(249)

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

(Dollars in millions)	Six months ended June 30,
	2026			2025
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(181)	$(40)	$(141)	$(553)	$(119)	$(434)
OCI before investment gains and losses, net, recognized in net income	(141)	(29)	(112)	81	17	64
Investment gains and losses, net, recognized in net income	(5)	(1)	(4)	14	3	11
OCI	(146)	(30)	(116)	95	20	75
AOCI, end of period	$(327)	$(70)	$(257)	$(458)	$(99)	$(359)

Pension obligations:
AOCI, beginning of period	$85	$19	$66	$75	$17	$58
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(2)	—	(2)	(2)	—	(2)
OCI	(2)	—	(2)	(2)	—	(2)
AOCI, end of period	$83	$19	$64	$73	$17	$56

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$52	$11	$41	$85	$18	$67
OCI before investment gains and losses, net, recognized in net income	20	3	17	(16)	(3)	(13)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	20	3	17	(16)	(3)	(13)
AOCI, end of period	$72	$14	$58	$69	$15	$54

Summary of AOCI:
AOCI, beginning of period	$(44)	$(10)	$(34)	$(393)	$(84)	$(309)
Investments OCI	(146)	(30)	(116)	95	20	75
Pension obligations OCI	(2)	—	(2)	(2)	—	(2)
Life policy reserves, reinsurance recoverable and other OCI	20	3	17	(16)	(3)	(13)
Total OCI	(128)	(27)	(101)	77	17	60
AOCI, end of period	$(172)	$(37)	$(135)	$(316)	$(67)	$(249)

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct written premiums	$2,739	$2,672	$5,246	$5,060
Assumed written premiums	216	196	497	499
Ceded written premiums	(130)	(135)	(250)	(331)
Net written premiums	$2,825	$2,733	$5,493	$5,228

Direct earned premiums	$2,479	$2,333	$4,927	$4,580
Assumed earned premiums	170	162	337	352
Ceded earned premiums	(101)	(98)	(197)	(271)
Earned premiums	$2,548	$2,397	$5,067	$4,661

Direct incurred loss and loss expenses	$1,759	$1,508	$3,354	$3,657
Assumed incurred loss and loss expenses	84	91	165	327
Ceded incurred loss and loss expenses	(35)	(12)	(44)	(510)
Incurred loss and loss expenses	$1,808	$1,587	$3,475	$3,474

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct earned premiums	$107	$104	$212	$203
Ceded earned premiums	(20)	(21)	(40)	(40)
Earned premiums	$87	$83	$172	$163

Direct contract holders' benefits incurred	$96	$104	$195	$198
Ceded contract holders' benefits incurred	(17)	(31)	(32)	(44)
Contract holders' benefits incurred	$79	$73	$163	$154

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums receivable was $18 million at both June 30, 2026, and December 31, 2025. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at June 30, 2026, and December 31, 2025.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
Tax at statutory rate:	$331	21.0%	$180	21.0%	$399	21.0%	$153	21.0%
Increase (decrease) resulting from:
Nontaxable or nondeductible items
Tax-exempt income from municipal bonds	(6)	(0.4)	(6)	(0.7)	(12)	(0.6)	(11)	(1.5)
Dividend received exclusion	(6)	(0.4)	(6)	(0.7)	(12)	(0.6)	(11)	(1.5)
Other nontaxable or nondeductible items	—	—	—	—	(1)	(0.1)	2	0.3
Other	2	0.2	2	0.3	(1)	(0.1)	(1)	(0.1)
Provision for income taxes	$321	20.4%	$170	19.9%	$373	19.6%	$132	18.2%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both June 30, 2026, and December 31, 2025.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $26 million and $50 million in the United Kingdom at June 30, 2026, and December 31, 2025, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income—basic and diluted	$1,255	$685	$1,529	$595
Denominator:
Basic weighted-average common shares outstanding	154.1	156.3	154.7	156.4
Effect of share-based awards:
Stock options	1.1	0.9	1.1	1.0
Nonvested shares	0.5	0.6	0.5	0.4
Diluted weighted-average shares	155.7	157.8	156.3	157.8
Earnings per share:
Basic	$8.14	$4.38	$9.88	$3.81
Diluted	$8.05	$4.34	$9.78	$3.77
Number of anti-dilutive share-based awards	0.3	0.3	0.5	0.4

The source of dilution of our common shares are certain equity-based awards. See our 2025 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 169, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2026 and 2025.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Non-service (benefit) costs:
Interest cost	3	3	7	7
Expected return on plan assets	(6)	(5)	(12)	(11)
Amortization of actuarial gain and prior service cost	(1)	(1)	(2)	(2)
Total non-service benefit	(4)	(3)	(7)	(6)
Net periodic benefit	$(3)	$(2)	$(5)	$(4)

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

We made matching contributions totaling $9 million and $8 million to our 401(k) and Top Hat savings plans during the second quarter of 2026 and 2025, respectively, and contributions of $17 million and $19 million for the first half of 2026 and 2025, respectively.

We made no contributions to our qualified pension plan during the first six months of 2026.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commercial lines insurance
Commercial lines insurance premiums	$1,251	$1,212	$2,492	$2,391
Fee revenues	1	—	2	2
Total commercial lines insurance revenues	1,252	1,212	2,494	2,393
Loss and loss expenses	910	767	1,757	1,502
Underwriting expenses	391	358	768	707
Total commercial lines income (loss) before income taxes	(49)	87	(31)	184

Personal lines insurance
Personal lines insurance premiums	880	804	1,753	1,502
Fee revenues	1	2	3	3
Total personal lines insurance revenues	881	806	1,756	1,505
Loss and loss expenses	638	598	1,245	1,444
Underwriting expenses	242	222	480	432
Total personal lines income (loss) before income taxes	1	(14)	31	(371)

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	189	174	369	336
Fee revenues	1	1	2	2
Total excess and surplus lines insurance revenues	190	175	371	338
Loss and loss expenses	118	110	228	209
Underwriting expenses	53	49	103	93
Total excess and surplus lines income before income taxes	19	16	40	36

Life insurance
Life insurance premiums	87	83	172	163
Fee revenues	2	2	3	3
Total life insurance revenues	89	85	175	166
Contract holders' benefits incurred	79	73	163	154
Investment interest credited to contract holders	(33)	(31)	(65)	(63)
Underwriting expenses incurred	25	24	48	47
Total life insurance income before income taxes	18	19	29	28

Investments
Investment income, net of expenses	319	285	637	565
Investment gains and losses, net	1,308	473	1,238	406
Total investment revenue	1,627	758	1,875	971
Investment interest credited to contract holders	33	31	65	63
Total investment income before income taxes	1,594	727	1,810	908

Reconciliation to condensed consolidated income before income taxes
Total segment revenues	4,039	3,036	6,671	5,373
Other earned premiums	228	207	453	432
Other revenues	7	5	13	9
Total revenues	4,274	3,248	7,137	5,814
Total segment benefits and expenses	2,456	2,201	4,792	4,588
Other loss and loss expenses	142	112	245	319
Other underwriting expenses	75	56	151	132
Other benefits and expenses	25	24	47	48
Total benefits and expenses	2,698	2,393	5,235	5,087
Total income before income taxes	$1,576	$855	$1,902	$727

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	June 30,	December 31,
	2026	2025
Identifiable assets:
Property casualty insurance	$7,542	$6,916
Life insurance	1,744	1,695
Investments	32,544	31,199
Other	1,401	1,192
Total	$43,231	$41,002

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Earned premiums	$2,635	$2,480	6	$5,239	$4,824	9
Investment income, net of expenses (pretax)	319	285	12	637	565	13
Investment gains and losses, net (pretax)	1,308	473	177	1,238	406	205
Total revenues	4,274	3,248	32	7,137	5,814	23
Net income	1,255	685	83	1,529	595	157
Comprehensive income	1,305	707	85	1,428	655	118
Net income per share—diluted	8.05	4.34	85	9.78	3.77	159
Cash dividends declared per share	0.94	0.87	8	1.88	1.74	8
Diluted weighted average shares outstanding	155.7	157.8	(1)	156.3	157.8	(1)

Total revenues increased $1.026 billion for the second quarter of 2026, compared with the second quarter of 2025, including higher net investment gains, earned premiums and investment income. For the first six months of 2026, compared with the same period of 2025, total revenues increased $1.323 billion, including higher net investment gains, earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2026, compared with the second quarter of 2025, increased $570 million, including increases of $657 million in after-tax investment gains and losses and $28 million in after-tax investment income, partially offset by a decrease of $115 million in after-tax property casualty underwriting profit. Catastrophe losses for the second quarter of 2026, mostly weather related, were $61 million higher after taxes and contributed unfavorably to both net income and property casualty underwriting profit. Life insurance segment results decreased by $1 million on a pretax basis.

For the first six months of 2026, net income increased $934 million, compared with the first six months of 2025, including increases of $654 million in after-tax investment gains and losses, $211 million in after-tax property casualty underwriting income and $59 million in after-tax investment income. The property casualty underwriting income increase included a favorable $172 million after-tax effect from lower catastrophe losses. Life insurance segment results increased by $1 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2025 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, there are several reasons why our performance during 2026 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2025, the company had increased the annual cash dividend rate for 65 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2026, the board of directors increased the regular quarterly dividend to 94 cents per share, setting the stage for our 66th consecutive year of increasing cash dividends. During the first six months of 2026, cash dividends declared by the company increased 8% compared with the same period of 2025. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2026 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2026	2025
Total investments	$33,153	$31,783
Total assets	43,231	41,002
Short-term debt	17	25
Long-term debt	791	790
Shareholders' equity	16,671	15,911
Book value per share	108.64	102.35
Debt-to-total-capital ratio	4.6%	4.9%

Total assets at June 30, 2026, increased 5% compared with year-end 2025, and included an increase of 4% in total investments that reflected net purchases and higher fair values for many securities in our equity portfolio. Shareholders' equity increased 5% and book value per share increased 6% during the first six months of 2026. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2025.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 8.0% for the first six months of 2026, compared with 4.6% for the same period in 2025. The increase was primarily due to an increase in overall net gains from our investment portfolio and net income before investment gains. Book value per share increased $6.29 during the first six months of 2026 and contributed 6.2 percentage points to the value creation ratio, while dividends declared at $1.88 per share contributed 1.8 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Value creation ratio major contributors:
Net income before investment gains	1.4%	2.3%	3.5%	2.0%
Change in fixed-maturity securities, realized and unrealized gains	0.4	0.1	(0.7)	0.5
Change in equity securities, investment gains	6.6	2.7	6.2	2.3
Other	(0.5)	0.1	(1.0)	(0.2)
Value creation ratio	7.9%	5.2%	8.0%	4.6%

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Value creation ratio:
End of period book value*	$108.64	$91.46	$108.64	$91.46
Less beginning of period book value	101.60	87.78	102.35	89.11
Change in book value	7.04	3.68	6.29	2.35
Dividend declared to shareholders	0.94	0.87	1.88	1.74
Total value creation	$7.98	$4.55	$8.17	$4.09

Value creation ratio from change in book value**	7.0%	4.2%	6.2%	2.6%
Value creation ratio from dividends declared to shareholders***	0.9	1.0	1.8	2.0
Value creation ratio	7.9%	5.2%	8.0%	4.6%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2025 net written premiums for more than 2,000 U.S. stock and mutual insurance companies. We market our insurance products through a select group of independent insurance agencies as discussed in our 2025 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At June 30, 2026, we actively marketed through 2,407 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2025 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2026, our consolidated property casualty net written premium year-over-year growth was 5%. As of February 2026, A.M. Best projected the industry's full-year 2026 written premium growth at approximately 4%. For the five-year period 2021 through 2025, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first six months of 2026, our GAAP combined ratio was 98.2%, including 12.8 percentage points of current accident year catastrophe losses partially offset by 2.4 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 97.3% for the first six months of 2026. As of February 2026, A.M. Best projected the industry's full-year 2026 statutory combined ratio at approximately 97%, including approximately 8 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2026, pretax investment income was $637 million, up 13% compared with the same period in 2025. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

At June 30, 2026, we held $5.722 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $5.232 billion, or 91.4%, was invested in common stocks, and $201 million, or 3.5%, was cash or cash equivalents. Our debt-to-total-capital ratio was 4.6% at June 30, 2026. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended June 30, 2026, matching year-end 2025.

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

At July 24, 2026, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Earned premiums	$2,548	$2,397	6	$5,067	$4,661	9
Fee revenues	3	3	0	7	7	0
Total revenues	2,551	2,400	6	5,074	4,668	9
Loss and loss expenses from:
Current accident year before catastrophe losses	1,485	1,354	10	2,948	2,724	8
Current accident year catastrophe losses	365	296	23	650	904	(28)
Prior accident years before catastrophe losses	(44)	(57)	23	(112)	(107)	(5)
Prior accident years catastrophe losses	2	(6)	nm	(11)	(47)	77
Loss and loss expenses	1,808	1,587	14	3,475	3,474	0
Underwriting expenses	761	685	11	1,502	1,364	10
Underwriting profit (loss)	$(18)	$128	nm	$97	$(170)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.3%	56.5%	1.8	58.2%	58.4%	(0.2)
Current accident year catastrophe losses	14.4	12.4	2.0	12.8	19.4	(6.6)
Prior accident years before catastrophe losses	(1.8)	(2.4)	0.6	(2.2)	(2.3)	0.1
Prior accident years catastrophe losses	0.1	(0.2)	0.3	(0.2)	(1.0)	0.8
Loss and loss expenses	71.0	66.3	4.7	68.6	74.5	(5.9)
Underwriting expenses	29.8	28.6	1.2	29.6	29.3	0.3
Combined ratio	100.8%	94.9%	5.9	98.2%	103.8%	(5.6)

Combined ratio	100.8%	94.9%	5.9	98.2%	103.8%	(5.6)
Contribution from catastrophe losses and prior years reserve development	12.7	9.8	2.9	10.4	16.1	(5.7)
Combined ratio before catastrophe losses and prior years reserve development	88.1%	85.1%	3.0	87.8%	87.7%	0.1

Our consolidated property casualty insurance operations generated an underwriting loss of $18 million for the second quarter of 2026 and an underwriting profit of $97 million for the first six months of 2026. The second-quarter 2026 underwriting profit decrease of $146 million, compared with second-quarter 2025, included an unfavorable increase of $77 million in losses from catastrophes, mostly caused by severe weather, and a lower amount of total favorable reserve development on prior accident years. The change in underwriting profitability for the second quarter of 2026 was primarily from higher incurred but not reported (IBNR) loss and loss expenses for the current accident year. The six-month underwriting profit of $97 million, compared with an underwriting loss of $170 million for the first six months of 2025, included a favorable decrease of $254 million in current accident year catastrophe losses. For the first six months of 2026, the combined ratio before catastrophe losses and prior years reserve development increased by 0.1% percentage points compared with the same period of 2025.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Underwriting results for the second quarter and first six months of 2026 included ratios for the current accident year before catastrophe losses that increased for the second quarter and decreased for the first six months of 2026. Pricing segmentation is expected to help offset elevated losses reflecting economic or other forms of inflation. When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2026, were $981 million or 9%, higher than at year-end 2025, including an increase of $845 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2026 increased by 5.9 percentage points, compared with the same period of 2025, including an increase of 2.3 points from catastrophe losses and loss expenses. For the first six months of 2026, compared with the 2025 six-month period, our combined ratio decreased by 5.6 percentage points, including a decrease of 5.8 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.4 percentage points in the first six months of 2026, compared with 3.3 percentage points in the same period of 2025. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2026. That 58.2% ratio was 0.2 percentage points lower, compared with the 58.4% accident year 2025 ratio measured as of June 30, 2025, including a ratio for large losses of $2 million or more per claim, discussed below, that matched the 2025 ratio. The ratio improvement of 0.2 percentage points included an increase of 0.9 points for the IBNR portion and a decrease of 1.1 points for the case incurred portion.

The underwriting expense ratio increased for the second quarter and first fix months of 2026, compared with the same periods a year ago. The increases were largely due to increases in commissions and timing of recognition of certain expenses.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Agency renewal written premiums	$2,254	$2,135	6	$4,299	$4,047	6
Agency new business written premiums	353	404	(13)	692	787	(12)
Other written premiums	218	194	12	502	394	27
Net written premiums	2,825	2,733	3	5,493	5,228	5
Unearned premium change	(277)	(336)	18	(426)	(567)	25
Earned premiums	$2,548	$2,397	6	$5,067	$4,661	9

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2026, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the second quarter and six months ended June 30, 2026, grew $92 million and $265 million compared with the same periods of 2025. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $51 million for the second quarter and decreased by $95 million for the first six months of 2026, compared with the same periods of 2025, due to the personal lines segment. New agency appointments during 2026 and 2025 produced a $38 million increase in new business for the first six months of 2026 compared with the same period of 2025. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $27 million in both the second quarter and the six months ended June 30, 2026, compared with the same periods of 2025, to $191 million and $445 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global increased by $1 million in the second quarter and $23 million for the six months ended June 30, 2026, to $98 million and $196 million, respectively, compared with the same periods of 2025.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums increased net written premiums by $5 million and $81 million for the second quarter and first six months of 2026, compared with the same periods of 2025. Other written premiums for the first six months of 2025 included a net unfavorable amount of $52 million for reinsurance treaty reinstatement premiums related to the California wildfires.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 14.5 and 12.6 percentage points to the combined ratio in the second quarter and first six months of 2026, compared with 12.2 and 18.4 percentage points in the same periods of 2025.

Effective June 1, 2026, we renewed the reinsurance program for Cincinnati Re only, which provides retrocession coverages with various triggers, exclusions and unique features. The program includes property catastrophe excess of loss coverage in excess of various per occurrence retentions that are based on the territory of the subject business, with a total available limit of $63 million per occurrence. Ceded premiums for the one-year renewal period of coverage from the program are estimated to be approximately $14 million.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2026
Jan. 23-29	Midwest, Northeast, South	$—	$3	$—	$(1)	$2	$15	$32	$—	$1	$48
Mar. 10-12	Midwest, South	(1)	8	—	—	7	9	38	—	—	47
Mar. 13-14	Midwest, Northeast, South	(4)	(1)	—	—	(5)	25	33	—	—	58
Mar. 26-27	Midwest	(3)	6	—	—	3	32	9	—	—	41
Apr. 12-16	Midwest, Northeast, South	72	51	2	5	130	72	51	2	5	130
Apr. 22 - May 1	Midwest, South	25	32	—	—	57	25	32	—	—	57
Jun. 9-12	Midwest, Northeast, South	24	14	—	—	38	24	14	—	—	38
All other 2026 catastrophes		36	75	1	21	133	68	128	2	33	231
Development on 2025 and prior catastrophes		(1)	7	—	(4)	2	(2)	5	(1)	(13)	(11)
Calendar year incurred total		$148	$195	$3	$21	$367	$268	$342	$3	$26	$639

2025
Jan. 7-28	West	$—	$(1)	$—	$—	$(1)	$—	$324	$—	$124	$448
Mar. 14-17	Midwest, Northeast, South	5	13	—	2	20	47	88	1	2	138
Apr. 1-7	Midwest, South	20	40	—	—	60	20	40	—	—	60
May 15-16	Midwest, Northeast	23	65	—	—	88	23	65	—	—	88
All other 2025 catastrophes		40	87	2	—	129	54	110	3	3	170
Development on 2024 and prior catastrophes		(3)	(13)	—	10	(6)	(17)	(26)	(1)	(3)	(47)
Calendar year incurred total		$85	$191	$2	$12	$290	$127	$601	$3	$126	$857

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Current accident year losses greater than $5 million	$29	$15	93	$37	$41	(10)
Current accident year losses $2 million - $5 million	55	40	38	75	60	25
Large loss prior accident year reserve development	51	27	89	101	83	22
Total large losses incurred	135	82	65	213	184	16
Losses incurred but not reported	288	213	35	507	492	3
Other losses excluding catastrophe losses	767	741	4	1,605	1,429	12
Catastrophe losses	359	280	28	625	838	(25)
Total losses incurred	$1,549	$1,316	18	$2,950	$2,943	0

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.2%	0.6%	0.6	0.7%	0.9%	(0.2)
Current accident year losses $2 million - $5 million	2.1	1.7	0.4	1.5	1.3	0.2
Large loss prior accident year reserve development	2.0	1.1	0.9	2.0	1.8	0.2
Total large loss ratio	5.3	3.4	1.9	4.2	4.0	0.2
Losses incurred but not reported	11.3	8.9	2.4	10.0	10.5	(0.5)
Other losses excluding catastrophe losses	30.1	30.9	(0.8)	31.7	30.6	1.1
Catastrophe losses	14.1	11.7	2.4	12.3	18.0	(5.7)
Total loss ratio	60.8%	54.9%	5.9	58.2%	63.1%	(4.9)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2026 property casualty total large losses incurred of $135 million, net of reinsurance, was higher than the $111 million quarterly average during full-year 2025 and the $82 million experienced for the second quarter of 2025. The ratio for these large losses was 1.9 percentage points higher compared with last year's second quarter. The second-quarter 2026 amount of total large losses incurred unfavorably contributed to the increase in the six-month 2026 total large loss ratio, compared with 2025, offsetting a first-quarter 2026 ratio that was 1.4 points lower than the first quarter of 2025. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Earned premiums	$1,251	$1,212	3	$2,492	$2,391	4
Fee revenues	1	—	nm	2	2	0
Total revenues	1,252	1,212	3	2,494	2,393	4
Loss and loss expenses from:
Current accident year before catastrophe losses	778	721	8	1,557	1,443	8
Current accident year catastrophe losses	149	88	69	270	144	88
Prior accident years before catastrophe losses	(16)	(39)	59	(68)	(68)	0
Prior accident years catastrophe losses	(1)	(3)	67	(2)	(17)	88
Loss and loss expenses	910	767	19	1,757	1,502	17
Underwriting expenses	391	358	9	768	707	9
Underwriting profit (loss)	$(49)	$87	nm	$(31)	$184	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.2%	59.6%	2.6	62.5%	60.3%	2.2
Current accident year catastrophe losses	12.0	7.2	4.8	10.8	6.1	4.7
Prior accident years before catastrophe losses	(1.3)	(3.3)	2.0	(2.7)	(2.9)	0.2
Prior accident years catastrophe losses	(0.1)	(0.2)	0.1	(0.1)	(0.7)	0.6
Loss and loss expenses	72.8	63.3	9.5	70.5	62.8	7.7
Underwriting expenses	31.3	29.6	1.7	30.8	29.6	1.2
Combined ratio	104.1%	92.9%	11.2	101.3%	92.4%	8.9

Combined ratio	104.1%	92.9%	11.2	101.3%	92.4%	8.9
Contribution from catastrophe losses and prior years reserve development	10.6	3.7	6.9	8.0	2.5	5.5
Combined ratio before catastrophe losses and prior years reserve development	93.5%	89.2%	4.3	93.3%	89.9%	3.4

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2026, compared with the same periods a year ago, primarily due to agency renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased 3% for the second quarter and first six months of 2026, compared with the same periods of 2025, including price increases. During the second quarter of 2026, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the high end of the low-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we continue to maintain stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2026, we estimate that our average percentage price increases were in the mid-single-digit range for our commercial casualty and commercial auto lines of business. For our commercial property line of business we estimate average price increases were in the low-single-digit range. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first six months of 2026 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2026 contributed $32 million to net written premiums, compared with $48 million for the same period of 2025.
New business written premiums for commercial lines increased $8 million and $10 million during the second quarter and first six months of 2026, compared with the same periods of 2025, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums decreased net written premiums by less than $1 million and approximately $1 million for the second quarter and first six months of 2026, compared with the same periods of 2025.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Agency renewal written premiums	$1,146	$1,116	3	$2,330	$2,268	3
Agency new business written premiums	208	200	4	413	403	2
Other written premiums	(27)	(26)	(4)	(57)	(56)	(2)
Net written premiums	1,327	1,290	3	2,686	2,615	3
Unearned premium change	(76)	(78)	3	(194)	(224)	13
Earned premiums	$1,251	$1,212	3	$2,492	$2,391	4

•Combined ratio – The second-quarter 2026 commercial lines combined ratio increased by 11.2 percentage points, compared with the second quarter of 2025, including an increase of 4.9 points in losses from catastrophes. The second-quarter combined ratio increased by 2.6 points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 1.4 points for the IBNR portion and an increase of 4.0 points for the case incurred portion. For the first six months of 2026, the combined ratio increased by 8.9 percentage points, compared with the same period a year ago, including an increase of 5.3 points in losses from catastrophes. The six-month 2026 combined ratio also included an increase of 2.2 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 0.9 points for the IBNR portion and an increase of 1.3 points for the case incurred portion. Underwriting results also included favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of June 30 of the respective years and included an increase of 0.7 percentage points for the first six months of 2026 in the ratio for large losses of $2 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 11.9 and 10.7 percentage points of the combined ratio for the second quarter and first six months of 2026, compared with 7.0 and 5.4 percentage points for the same
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

periods a year ago. Through 2025, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.9 percentage points, and the five-year annual average was 5.3 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2026 was favorable for commercial lines overall by $17 million and $70 million, compared with $42 million and $85 million for the same periods in 2025. For the first six months of 2026, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development. The net favorable reserve development recognized during the first six months of 2026 for our commercial lines insurance segment was mainly for accident years 2025 and 2024 and was primarily due to lower-than-anticipated loss emergence on known claims. Our commercial casualty line of business included $14 million of unfavorable reserve development on prior accident years for the second quarter of 2026, driven by one older accident year that included updated estimates of ultimate losses for a small number of insureds. Reserve estimates are inherently uncertain as described in our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 50.
The commercial lines underwriting expense ratio increased for the second quarter and first six months of 2026, compared with the same periods a year ago. The increase was largely due to an increase in commission expenses and timing of recognition of certain expenses. The ratio for both periods also included ongoing expense management efforts.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Current accident year losses greater than $5 million	$29	$5	480	$29	$12	142
Current accident year losses $2 million - $5 million	33	22	50	38	37	3
Large loss prior accident year reserve development	53	14	279	88	58	52
Total large losses incurred	115	41	180	155	107	45
Losses incurred but not reported	104	106	(2)	198	269	(26)
Other losses excluding catastrophe losses	403	383	5	844	701	20
Catastrophe losses	147	83	77	264	123	115
Total losses incurred	$769	$613	25	$1,461	$1,200	22

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.4%	0.5%	1.9	1.2%	0.5%	0.7
Current accident year losses $2 million - $5 million	2.7	1.8	0.9	1.5	1.5	0.0
Large loss prior accident year reserve development	4.2	1.2	3.0	3.6	2.5	1.1
Total large loss ratio	9.3	3.5	5.8	6.3	4.5	1.8
Losses incurred but not reported	8.3	8.7	(0.4)	8.0	11.3	(3.3)
Other losses excluding catastrophe losses	32.1	31.6	0.5	33.7	29.3	4.4
Catastrophe losses	11.7	6.8	4.9	10.6	5.1	5.5
Total loss ratio	61.4%	50.6%	10.8	58.6%	50.2%	8.4

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2026 commercial lines total large losses incurred of $115 million, net of reinsurance, was higher than the quarterly average of $74 million during full-year 2025 and the $41 million of total large losses incurred for the second quarter of 2025. The increase in commercial lines large losses for the first six months of 2026 was primarily due to our commercial casualty and commercial property lines of business. The second-quarter 2026 ratio for commercial lines total large losses was 5.8 percentage points higher than last year's second-quarter ratio. The second-quarter 2026 amount of total large losses incurred contributed to the increase in the six-month 2026 total large loss ratio, compared with 2025, offsetting a first-quarter 2026 ratio that was 2.4 points lower than the first quarter of 2025. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Earned premiums	$880	$804	9	$1,753	$1,502	17
Fee revenues	1	2	(50)	3	3	0
Total revenues	881	806	9	1,756	1,505	17
Loss and loss expenses from:
Current accident year before catastrophe losses	461	413	12	926	855	8
Current accident year catastrophe losses	188	204	(8)	337	627	(46)
Prior accident years before catastrophe losses	(18)	(6)	(200)	(23)	(12)	(92)
Prior accident years catastrophe losses	7	(13)	nm	5	(26)	nm
Loss and loss expenses	638	598	7	1,245	1,444	(14)
Underwriting expenses	242	222	9	480	432	11
Underwriting profit (loss)	$1	$(14)	nm	$31	$(371)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	52.3%	51.3%	1.0	52.8%	56.9%	(4.1)
Current accident year catastrophe losses	21.4	25.4	(4.0)	19.2	41.7	(22.5)
Prior accident years before catastrophe losses	(2.1)	(0.7)	(1.4)	(1.3)	(0.8)	(0.5)
Prior accident years catastrophe losses	0.8	(1.6)	2.4	0.3	(1.7)	2.0
Loss and loss expenses	72.4	74.4	(2.0)	71.0	96.1	(25.1)
Underwriting expenses	27.5	27.6	(0.1)	27.4	28.8	(1.4)
Combined ratio	99.9%	102.0%	(2.1)	98.4%	124.9%	(26.5)

Combined ratio	99.9%	102.0%	(2.1)	98.4%	124.9%	(26.5)
Contribution from catastrophe losses and prior years reserve development	20.1	23.1	(3.0)	18.2	39.2	(21.0)
Combined ratio before catastrophe losses and prior years reserve development	79.8%	78.9%	0.9	80.2%	85.7%	(5.5)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2026, primarily due to agency renewal written premium growth that included higher average pricing. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 9% and 11% for the second quarter and first six months of 2026, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Policy retention has also decreased in recent quarters to the
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

upper-80% range. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto and homeowner lines of business increased at average percentages in the high-single-digit range during the first six months of 2026. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased $63 million or 45% for the second quarter of 2026, compared with the same period of 2025. For the first six months of 2026, compared with the same period of 2025, personal lines new business written premiums decreased $114 million, or 43%. We believe we maintained underwriting and pricing discipline as we continued to carefully underwrite each policy in a highly competitive market.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2026 ceded premiums decreased net written premiums by approximately $4 million for the second quarter of 2026 compared with the same period of 2025. For the first six months of 2026, a decrease in 2026 ceded premiums increased net written premiums by approximately $59 million compared with the same period of 2025. Ceded premiums for the first six months of 2025 included a net amount of $64 million for reinsurance reinstatement premiums related to the January 2025 wildfires in southern California.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Agency renewal written premiums	$943	$866	9	$1,669	$1,500	11
Agency new business written premiums	78	141	(45)	154	268	(43)
Other written premiums	(31)	(27)	(15)	(58)	(116)	50
Net written premiums	990	980	1	1,765	1,652	7
Unearned premium change	(110)	(176)	38	(12)	(150)	92
Earned premiums	$880	$804	9	$1,753	$1,502	17

•Combined ratio – Our personal lines combined ratio for the second quarter of 2026 improved by 2.1 percentage points, compared with second-quarter 2025, including a decrease of 1.6 points in losses from catastrophes. The second-quarter 2026 combined ratio improvement also included an increase of 1.0 percentage points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.1 points for the IBNR portion and a decrease of 3.1 points for the case incurred portion. For the first six months of 2026, the combined ratio improved by 26.5 percentage points, compared with the same period a year ago, including a decrease of 20.5 points in losses from catastrophes. The six-month 2026 combined ratio improvement also included a decrease of 4.1 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 0.4 points in the IBNR portion and a decrease of 4.5 points for the case incurred portion. The total current accident year ratios before catastrophe losses were measured as of June 30 of the respective years and included a decrease of 1.0 percentage points for the first six months of 2026 in the ratio for large losses of $2 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 22.2 and 19.5 percentage points of the combined ratio for the second quarter and first six months of 2026, compared with 23.8 and 40.0 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2025 was 14.0 percentage points, and the five-year annual average was 15.8 percentage points.
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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The net effect of reserve development on prior accident years during the second quarter and first six months of 2026 was favorable by $11 million and $18 million, compared with $19 million and $38 million for the same periods of 2025. Our homeowner line of business was the main contributor to the personal lines net favorable reserve development for the first six months of 2026. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 50.
The personal lines underwriting expense ratio decreased for the second quarter and first six months of 2026, compared with the same periods a year ago. The second-quarter and six-month decreases were partly due to growth in premiums outpacing growth in various expenses. The ratio for both periods also included ongoing expense management efforts.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Current accident year losses greater than $5 million	$—	$10	(100)	$8	$29	(72)
Current accident year losses $2 million - $5 million	22	18	22	37	23	61
Large loss prior accident year reserve development	(2)	13	nm	13	25	(48)
Total large losses incurred	20	41	(51)	58	77	(25)
Losses incurred but not reported	77	37	108	148	111	33
Other losses excluding catastrophe losses	271	257	5	553	511	8
Catastrophe losses	190	186	2	334	591	(43)
Total losses incurred	$558	$521	7	$1,093	$1,290	(15)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.0%	1.3%	(1.3)	0.4%	2.0%	(1.6)
Current accident year losses $2 million - $5 million	2.3	2.2	0.1	2.1	1.5	0.6
Large loss prior accident year reserve development	(0.2)	1.5	(1.7)	0.8	1.6	(0.8)
Total large loss ratio	2.1	5.0	(2.9)	3.3	5.1	(1.8)
Losses incurred but not reported	8.7	4.7	4.0	8.4	7.4	1.0
Other losses excluding catastrophe losses	31.0	32.0	(1.0)	31.5	34.1	(2.6)
Catastrophe losses	21.6	23.1	(1.5)	19.1	39.3	(20.2)
Total loss ratio	63.4%	64.8%	(1.4)	62.3%	85.9%	(23.6)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2026, the personal lines total large loss ratio, net of reinsurance, was 2.9 percentage points lower than last year's second quarter. The second-quarter 2026 amount of total large losses incurred favorably contributed to the decrease in the six-month 2026 total large loss ratio, compared with 2025, in addition to a first-quarter 2026 ratio that was 0.8 points lower than the first quarter of 2025. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Earned premiums	$189	$174	9	$369	$336	10
Fee revenues	1	1	0	2	2	0
Total revenues	190	175	9	371	338	10
Loss and loss expenses from:
Current accident year before catastrophe losses	121	113	7	238	219	9
Current accident year catastrophe losses	3	2	50	4	4	0
Prior accident years before catastrophe losses	(6)	(5)	(20)	(13)	(13)	0
Prior accident years catastrophe losses	—	—	0	(1)	(1)	0
Loss and loss expenses	118	110	7	228	209	9
Underwriting expenses	53	49	8	103	93	11
Underwriting profit	$19	$16	19	$40	$36	11

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.6%	64.9%	(0.3)	64.6%	65.2%	(0.6)
Current accident year catastrophe losses	0.9	1.6	(0.7)	1.0	1.2	(0.2)
Prior accident years before catastrophe losses	(2.9)	(2.7)	(0.2)	(3.5)	(3.8)	0.3
Prior accident years catastrophe losses	(0.1)	(0.3)	0.2	(0.3)	(0.3)	0.0
Loss and loss expenses	62.5	63.5	(1.0)	61.8	62.3	(0.5)
Underwriting expenses	28.0	27.6	0.4	28.1	27.5	0.6
Combined ratio	90.5%	91.1%	(0.6)	89.9%	89.8%	0.1

Combined ratio	90.5%	91.1%	(0.6)	89.9%	89.8%	0.1
Contribution from catastrophe losses and prior years reserve development	(2.1)	(1.4)	(0.7)	(2.8)	(2.9)	0.1
Combined ratio before catastrophe losses and prior years reserve development	92.6%	92.5%	0.1	92.7%	92.7%	0.0

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2026, compared with the same periods a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 8% for the second quarter and six months ended June 30, 2026, compared with the same periods of 2025, including higher renewal pricing. For both 2026 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 6% for the second quarter and 8% for the first six months of 2026 compared with the same periods of 2025, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Agency renewal written premiums	$165	$153	8	$300	$279	8
Agency new business written premiums	67	63	6	125	116	8
Other written premiums	(13)	(14)	7	(24)	(25)	4
Net written premiums	219	202	8	401	370	8
Unearned premium change	(30)	(28)	(7)	(32)	(34)	6
Earned premiums	$189	$174	9	$369	$336	10

•Combined ratio – The excess and surplus lines combined ratio improved by 0.6 percentage points for the second quarter and increased 0.1 points for the first six months of 2026, compared with the same periods of 2025. Changes in the combined ratio were largely due to lower ratios for current accident year loss and loss expenses, including catastrophe losses, and were partially offset by higher ratios for underwriting expenses.
The 64.6% second-quarter 2026 ratio for current accident year loss and loss expenses before catastrophe losses was 0.3 percentage points lower, compared with the 64.9% accident year 2025 ratio measured as of June 30, 2025, including an increase of 2.2 points for the IBNR portion and a decrease of 2.5 points for the case incurred portion. The six-month 2026 ratio for current accident year loss and loss expenses before catastrophe losses was 0.6 percentage points lower, compared with the 65.2% accident year 2025 ratio measured as of June 30, 2025, including an increase of 1.0 points for the IBNR portion and a decrease of 1.6 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was favorable by 3.0% for the second quarter and 3.8% for the first six months of 2026, compared with 3.0% and 4.1% for the same periods of 2025. Reserve estimates are inherently uncertain as described in our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 50.
The excess and surplus lines underwriting expense ratio increased for the second quarter and first six months of 2026 compared with the same periods a year ago, due to timing of recognition of various expenses. The ratio also included ongoing expense management efforts and premium growth.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	—	—	nm	—	—	nm
Large loss prior accident year reserve development	—	—	nm	—	—	nm
Total large losses incurred	—	—	nm	—	—	nm
Losses incurred but not reported	57	31	84	95	77	23
Other losses excluding catastrophe losses	24	42	(43)	64	66	(3)
Catastrophe losses	2	3	(33)	3	3	0
Total losses incurred	$83	$76	9	$162	$146	11

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	—	0.0	—	—	0.0
Large loss prior accident year reserve development	—	—	0.0	—	—	0.0
Total large loss ratio	—	—	0.0	—	—	0.0
Losses incurred but not reported	30.7	18.1	12.6	25.8	23.0	2.8
Other losses excluding catastrophe losses	13.2	24.4	(11.2)	17.6	19.7	(2.1)
Catastrophe losses	0.8	1.3	(0.5)	0.7	0.8	(0.1)
Total loss ratio	44.7%	43.8%	0.9	44.1%	43.5%	0.6

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter and first six months of both 2026 and 2025, our excess and surplus lines insurance segment had no large losses of $2 million or more per claim. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Earned premiums	$87	$83	5	$172	$163	6
Fee revenues	2	2	0	3	3	0
Total revenues	89	85	5	175	166	5
Contract holders' benefits incurred	79	73	8	163	154	6
Investment interest credited to contract holders	(33)	(31)	(6)	(65)	(63)	(3)
Underwriting expenses incurred	25	24	4	48	47	2
Total benefits and expenses	71	66	8	146	138	6
Life insurance segment profit	$18	$19	(5)	$29	$28	4

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the six months ended June 30, 2026, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 2% to $88.734 billion at June 30, 2026, from $87.311 billion at year-end 2025.
Fixed annuity deposits received for the three and six months ended June 30, 2026, were $7 million and $14 million, compared with $8 million and $12 million for the same periods of 2025. Fixed annuity deposits have a minimal impact on earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Term life insurance	$64	$61	5	$125	$118	6
Whole life insurance	13	13	0	27	26	4
Universal life and other	10	9	11	20	19	5
Earned premiums	$87	$83	5	$172	$163	6

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $29 million for our life insurance segment in the first six months of 2026, compared with a profit of $28 million for the same period of 2025, was primarily due to more favorable mortality experience and increased earned premiums, partially offset by less favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2026 primarily due to continued growth of in-force policy face amounts and less favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Underwriting expenses for the first six months of 2026 increased compared with the same period a year ago, largely due to higher general insurance expenses compared to the same period of 2025.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance subsidiary reported net income of $30 million and $56 million for the three and six months ended June 30, 2026, compared with $26 million and $47 million for the three and six months ended June 30, 2025. The life insurance subsidiary portfolio had net after-tax investment losses of less than $1 million and $1 million for the three and six months ended June 30, 2026, compared with $3 million and $4 million for the three and six months ended June 30, 2025.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 12% for the second quarter and 13% for the first six months of 2026, compared with the same periods of 2025. Interest income increased by $30 million and $55 million for the three and six months ended June 30, 2026, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rates on maturing bonds purchased for several years prior to 2022. Dividend income increased by $2 million for the second quarter and $11 million for the first six months of 2026. The increase for the first six months of 2026 was primarily due to a $6 million special dividend from one of our holdings in first-quarter 2026 in addition to dividend payouts that have modestly trended upward in recent quarters.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Total investment income, net of expenses	$319	$285	12	$637	$565	13
Investment interest credited to contract holders	(33)	(31)	(6)	(65)	(63)	(3)
Investment gains and losses, net	1,308	473	177	1,238	406	205
Investments profit, pretax	$1,594	$727	119	$1,810	$908	99

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2026
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2026	4.88%	$408
Expected to mature during 2027	4.90	920
Expected to mature during 2028	5.50	1,160
Average yield and total expected maturities from the remainder of 2026 through 2028	5.18	$2,488

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield-to-amortized cost for total fixed-maturity securities acquired during the first six months of 2026 was higher than the 5.11% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2025. Our fixed-maturity portfolio's average yield-to-amortized cost of 5.06% for the first six months of 2026, from the investment income table below, was lower than the 5.11% yield-to-amortized cost for the year-end 2025 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.73%	5.94%	5.54%	5.93%
Acquired tax-exempt fixed-maturities	4.52	4.77	4.46	4.66
Average total fixed-maturities acquired	5.66	5.82	5.48	5.82

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Investment income:
Interest	$244	$214	14	$479	$424	13
Dividends	72	70	3	148	137	8
Other	8	5	60	20	12	67
Less investment expenses	5	4	25	10	8	25
Investment income, pretax	319	285	12	637	565	13
Less income taxes	55	49	12	110	97	13
Total investment income, after-tax	$264	$236	12	$527	$468	13

Investment returns:
Average invested assets plus cash and cash equivalents	$34,421	$30,500		$34,313	$30,468
Average yield pretax	3.71%	3.74%		3.71%	3.71%
Average yield after-tax	3.07	3.10		3.07	3.07
Effective tax rate	17.4	17.2		17.3	17.2

Fixed-maturity returns:
Average amortized cost	$19,209	$17,372		$18,938	$17,334
Average yield pretax	5.08%	4.93%		5.06%	4.89%
Average yield after-tax	4.14	4.02		4.12	4.00
Effective tax rate	18.5	18.4		18.5	18.3

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$183	$(1)	$223	$(3)
Unrealized gains and losses on securities still held, net	1,117	481	1,006	411
Subtotal	1,300	480	1,229	408
Fixed maturities:
Gross realized gains	7	1	9	1
Gross realized losses	(1)	—	(2)	—
Change in allowance for credit losses, net	(1)	(13)	(2)	(15)
Subtotal	5	(12)	5	(14)
Other	3	5	4	12
Total investment gains and losses reported in net income	1,308	473	1,238	406
Change in unrealized investment gains and losses:
Fixed maturities	75	28	(145)	95
Short-term	(1)	—	(1)	—
Total	$1,382	$501	$1,092	$501

Of the 5,484 fixed-maturity and short-term securities in the portfolio, 14 securities were trading below 70% of amortized cost at June 30, 2026. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first six months of 2026 for our Other operations increased, compared with the same period of 2025, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $2 million and $19 million, respectively. Cincinnati Re had $305 million of earned premiums for the first six months of 2026 and generated an underwriting profit of $50 million. Cincinnati Global had $148 million of earned premiums for the first six months of 2026 and generated an underwriting profit of $7 million. Total expenses for Other decreased for the first six months of 2026, primarily due to lower loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income (loss) in the table below represents profit before income taxes. For the first six months of 2026, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global. For the first six months of 2025, total other loss resulted from an underwriting loss from Cincinnati Re and interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Interest and fees on loans and leases	$3	$2	50	$6	$5	20
Earned premiums	228	207	10	453	432	5
Other revenues	4	3	33	7	4	75
Total revenues	235	212	11	466	441	6
Interest expense	14	14	0	27	27	0
Loss and loss expenses	142	112	27	245	319	(23)
Underwriting expenses	75	56	34	151	132	14
Operating expenses	11	10	10	20	21	(5)
Total expenses	242	192	26	443	499	(11)
Total other income (loss)	$(7)	$20	nm	$23	$(58)	nm

TAXES
We had $321 million and $373 million of income tax expense for the three and six months ended June 30, 2026, compared with $170 million and $132 million of income tax expense for the same periods of 2025. The effective tax rate for the three and six months ended June 30, 2026, was 20.4% and 19.6% compared with 19.9% and 18.2% for the same periods last year. The change in our effective tax rate between periods was primarily due to changes in underwriting income, changes in our net investment gains and losses and investment income.

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
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2026, shareholders' equity was $16.671 billion, compared with $15.911 billion at December 31, 2025. Total debt was $808 million at June 30, 2026, down $7 million from $815 million at December 31, 2025. At June 30, 2026, cash and cash equivalents totaled $1.750 billion, compared with $1.431 billion at December 31, 2025.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $400 million to the parent company in the first six months of 2026, compared with $175 million for the same period of 2025. For full-year 2025, our lead insurance subsidiary paid dividends totaling $550 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2026, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $975 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Premiums collected	$2,603	$2,466	6	$5,084	$4,743	7
Loss and loss expenses paid	(1,293)	(1,246)	(4)	(2,494)	(2,645)	6
Commissions and other underwriting expenses paid	(714)	(668)	(7)	(1,686)	(1,592)	(6)
Cash flow from underwriting	596	552	8	904	506	79
Investment income received	231	207	12	460	413	11
Cash flow from operations	$827	$759	9	$1,364	$919	48

Collected premiums for property casualty insurance rose $341 million during the first six months of 2026, compared with the same period in 2025. Loss and loss expenses paid for the 2026 period decreased $151 million. Commissions and other underwriting expenses paid increased $94 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2025 Annual Report on Form 10-K, Item 7, Obligations, Page 92.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Capital Resources
At June 30, 2026, our debt-to-total-capital ratio was 4.6%, considerably below our 35% covenant threshold, with $791 million in long-term debt and $17 million in borrowing on our revolving short-term line of credit. At June 30, 2026, $383 million was available for future cash management needs as part of the general provisions of the line of credit agreement. The line of credit also includes a $400 million accordion feature, a $400 million sublimit for letters of credit, and a $75 million sublimit for swing line loans. Based on our capital requirements at June 30, 2026, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We held common equities with a fair value of $236 million in Lloyd's trust accounts to provide a portion of the capital needed to support Cincinnati Global's operations at June 30, 2026.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2026. Our debt ratings are discussed in our 2025 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 91.

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

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $1.178 billion in the first six months of 2026. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $508 million in the first six months of 2026.
There were no contributions to our qualified pension plan during the first six months of 2026.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2026, the board of directors declared regular quarterly cash dividends of 94 cents
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

per share for an indicated annual rate of $3.76 per share. During the first six months of 2026, we used $276 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2026, increased $956 million compared with December 31, 2025. Case loss reserves increased by $101 million, IBNR loss reserves increased by $708 million and loss expense reserves increased by $147 million. The total gross increase was primarily due to our commercial casualty, commercial property, personal auto and homeowner lines of business and excess and surplus lines insurance segment.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2026
Commercial lines insurance:
Commercial casualty	$1,260	$1,830	$950	$4,040	32.6%
Commercial property	269	328	119	716	5.8
Commercial auto	437	518	197	1,152	9.3
Workers' compensation	377	585	108	1,070	8.6
Other commercial	190	79	202	471	3.8
Subtotal	2,533	3,340	1,576	7,449	60.1
Personal lines insurance:
Personal auto	330	206	151	687	5.5
Homeowner	351	377	148	876	7.1
Other personal	131	298	11	440	3.5
Subtotal	812	881	310	2,003	16.1
Excess and surplus lines	389	641	375	1,405	11.3
Cincinnati Re	207	1,059	9	1,275	10.3
Cincinnati Global	105	165	4	274	2.2
Total	$4,046	$6,086	$2,274	$12,406	100.0%
At December 31, 2025
Commercial lines insurance:
Commercial casualty	$1,246	$1,736	$905	$3,887	34.0%
Commercial property	210	195	109	514	4.5
Commercial auto	448	455	185	1,088	9.5
Workers' compensation	369	595	101	1,065	9.3
Other commercial	172	73	193	438	3.8
Subtotal	2,445	3,054	1,493	6,992	61.1
Personal lines insurance:
Personal auto	314	152	135	601	5.2
Homeowner	330	235	130	695	6.1
Other personal	120	259	10	389	3.4
Subtotal	764	646	275	1,685	14.7
Excess and surplus lines	407	544	348	1,299	11.4
Cincinnati Re	218	1,003	8	1,229	10.7
Cincinnati Global	111	131	3	245	2.1
Total	$3,945	$5,378	$2,127	$11,450	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.986 billion at June 30, 2026, compared with $2.992 billion at year-end 2025. Details about these reserves are in this quarterly report Item 1, Note 5, Life Policy and Investment Contract Reserves. We discussed our life insurance reserving practices in our 2025 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 99.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

The fair value of our investment portfolio was $32.290 billion at June 30, 2026, up $1.325 billion from year-end 2025, including a $831 million increase in the fixed-maturity portfolio, a $500 million increase in the equity portfolio and a $6 million decrease in short-term investments.

(Dollars in millions)	At June 30, 2026				At December 31, 2025
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$15,144	63.9%	$14,863	46.0%	$14,134	62.5%	$14,010	45.2%
Tax-exempt fixed maturities	4,136	17.4	4,091	12.7	4,170	18.4	4,113	13.3
Common equities	3,932	16.6	12,883	39.9	3,792	16.8	12,373	40.0
Nonredeemable preferred equities	355	1.5	311	1.0	363	1.6	321	1.0
Short-term investments	143	0.6	142	0.4	148	0.7	148	0.5
Total	$23,710	100.0%	$32,290	100.0%	$22,607	100.0%	$30,965	100.0%

At June 30, 2026, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $678 million of private equity investments, $129 million of real estate through direct property ownership and development projects in the United States, $39 million of life policy loans and $17 million in Lloyd's deposit at June 30, 2026.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

In the first six months of 2026, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, partially offset by an increase in our net unrealized loss position that reflected an increase in U.S. Treasury yields and a slight tightening of corporate credit spreads. At June 30, 2026, our fixed-maturity portfolio with an average rating of A2/A was valued at 98.3% of its amortized cost, compared with 99.0% at December 31, 2025.

At June 30, 2026, our investment-grade fixed-maturity securities represented 97.7% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2026		At December 31, 2025
Weighted average yield-to-amortized cost	5.24%		5.11%
Weighted average maturity	11.4	yrs	10.9	yrs
Effective duration	6.0	yrs	5.6	yrs

We discuss maturities of our fixed-maturity portfolio in our 2025 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 131, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $14.863 billion at June 30, 2026, included:

(Dollars in millions)	At June 30, 2026	At December 31, 2025
Investment-grade corporate	$10,259	$9,505
Government-sponsored enterprises	2,471	2,359
Asset-backed	808	797
States, municipalities and political subdivisions	791	806
United States government	317	313
Noninvestment-grade corporate	197	206
Foreign government	20	24
Total	$14,863	$14,010

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at June 30, 2026. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 69.0% of the taxable fixed-maturity portfolio's fair value at June 30, 2026, compared with 67.8% at year-end 2025.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2026, was the financial sector. It represented 26.2% of our investment-grade corporate bond portfolio, compared with 28.8% at year-end 2025. The utility and energy sectors represented 13.8% and 11.2%, compared with 13.3% and 11.2%, respectively, at year-end 2025. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

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

Our taxable fixed-maturity portfolio at June 30, 2026, included $808 million of asset-backed securities at fair value with an average rating of Aa2/AA.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2026, we had $4.091 billion of tax-exempt fixed-maturity securities at fair value with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 2,000 municipal bond issuers. No single municipal issuer accounted for more than 0.5% of the tax-exempt fixed-maturity portfolio at June 30, 2026.

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

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At June 30, 2026	$21,198	$20,081	$18,954	$17,723	$16,526
At December 31, 2025	$20,177	$19,142	$18,123	$17,008	$15,891

The effective duration of the fixed-maturity portfolio as of June 30, 2026, was 6.0 years, up from 5.6 years at year-end 2025. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 6.2% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At June 30, 2026, we had $142 million of short-term investments.

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $13.194 billion at June 30, 2026, included $12.883 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2026	$9,236	$10,555	$11,875	$13,194	$14,513	$15,833	$17,152
At December 31, 2025	$8,886	$10,155	$11,425	$12,694	$13,963	$15,233	$16,502

At June 30, 2026, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $1.004 billion, or 7.8% of our publicly traded common stock portfolio and 3.1% of the total investment portfolio. Forty-six holdings (among 10 different sectors) each had a fair value greater than $100 million.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Common Stock Portfolio Sector Distribution

	Percent of common stock portfolio
	At June 30, 2026		At December 31, 2025
	Cincinnati Financial	S&P 500 Weightings	Cincinnati Financial	S&P 500 Weightings
Sector:
Information technology	34.0%	38.0%	35.4%	34.4%
Industrials	15.2	8.9	14.4	8.2
Financial	11.8	11.8	13.0	13.4
Healthcare	10.9	8.9	10.0	9.6
Consumer discretionary	6.8	9.3	7.3	10.4
Consumer staples	6.5	4.6	6.5	4.7
Energy	5.1	3.0	4.2	2.8
Materials	3.6	1.8	3.3	1.8
Utilities	3.2	2.2	3.0	2.3
Real estate	2.0	1.8	1.9	1.8
Telecomm services	0.9	9.7	1.0	10.6
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2026, unrealized investment gains before taxes for fixed-maturity and short-term investments portfolio totaled $152 million and unrealized investment losses amounted to $479 million before taxes.

The $327 million net unrealized loss position in our fixed-maturity and short-term investments portfolio at June 30, 2026, increased in the first six months of 2026, primarily due to an increase in U.S. Treasury yields partially offset by a slight tightening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2026, consisted of a net gain position in our equity portfolio of $8.907 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio at June 30, 2026, were Apple Inc., Microsoft Corp (Nasdaq:MSFT), Lam Research Corporation (Nasdaq:LRCX), Broadcom Inc. (Nasdaq:AVGO) and AbbVie Inc. (NYSE:ABBV), which had a combined fair value of $3.436 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2026, 2,880 of the 5,484 fixed-maturity and short-term securities we owned had fair values below amortized cost, compared with 2,597 of the 5,358 securities we owned at year-end 2025. The 2,880 holdings with fair values below amortized cost at June 30, 2026, represented 59.4% of the fair value of our fixed-maturity and short-term investments portfolio and $479 million in unrealized losses.
•2,208 of the 2,880 holdings had fair value between 90% and 100% of amortized cost at June 30, 2026. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,208 securities was $10.083 billion, and they accounted for $212 million in unrealized losses.
•658 of the 2,880 holdings had fair value between 70% and 90% of amortized cost at June 30, 2026. We believe the 658 securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

658 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $1.235 billion, and they accounted for $254 million in unrealized losses.
•14 of the 2,880 holdings had fair value below 70% of amortized cost at June 30, 2026. We believe these securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $18 million, and they accounted for $13 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2026	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$3,194	$42	$2,580	$199	$5,774	$241
States, municipalities and political subdivisions	316	2	2,063	180	2,379	182
Government-sponsored enterprises	2,152	38	193	3	2,345	41
Asset-backed	202	3	184	7	386	10
United States government	276	3	20	1	296	4
Foreign government	14	—	—	—	14	—
Total fixed-maturity	6,154	88	5,040	390	11,194	478
Short-term	142	1	—	—	142	1
Total fixed-maturity and short-term investments	$6,296	$89	$5,040	$390	$11,336	$479
At December 31, 2025
Fixed-maturity:
Corporate	$849	$15	$2,926	$188	$3,775	$203
States, municipalities and political subdivisions	204	2	2,346	179	2,550	181
Government-sponsored enterprises	983	3	195	1	1,178	4
Asset-backed	101	2	184	6	285	8
United States government	69	—	20	1	89	1
Total fixed-maturity	$2,206	$22	$5,671	$375	$7,877	$397

At June 30, 2026, applying our invested asset impairment policy, we determined that the total of $479 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first six months of 2026, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $1 million during the first six months of 2026. During the first six months of 2025, no fixed maturity securities were written down to fair value, due to an intention to be sold. The increase in the allowance for credit losses was $14 million during the first six months of 2025.

During the full year of 2025, no securities were written down to fair value. At December 31, 2025, 2,597 fixed-maturity and short-term securities with a total unrealized loss of $397 million were in an unrealized loss position. Of that total, 13 securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2026
Taxable fixed maturities:
Fair valued below 70% of amortized cost	8	$23	$14	$(9)	$—
Fair valued at 70% to less than 100% of amortized cost	1,777	9,874	9,490	(384)	228
Fair valued at 100% and above of amortized cost	1,057	5,247	5,359	112	154
Investment income on securities sold in current year	—	—	—	—	18
Total	2,842	15,144	14,863	(281)	400
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	6	8	4	(4)	—
Fair valued at 70% to less than 100% of amortized cost	1,086	1,767	1,686	(81)	28
Fair valued at 100% and above of amortized cost	1,547	2,361	2,401	40	46
Investment income on securities sold in current year	—	—	—	—	2
Total	2,639	4,136	4,091	(45)	76
Fixed-maturities summary:
Fair valued below 70% of amortized cost	14	31	18	(13)	—
Fair valued at 70% to less than 100% of amortized cost	2,863	11,641	11,176	(465)	256
Fair valued at 100% and above of amortized cost	2,604	7,608	7,760	152	200
Investment income on securities sold in current year	—	—	—	—	20
Total	5,481	19,280	18,954	(326)	476
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	3	143	142	(1)	1
Fair valued at 100% and above of cost	—	—	—	—	—
Investment income on securities sold in current year	—	—	—	—	9
Total	3	143	142	(1)	10
Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	14	31	18	(13)	—
Fair valued at 70% to less than 100% of cost	2,866	11,784	11,318	(466)	257
Fair valued at 100% and above of cost	2,604	7,608	7,760	152	200
Investment income on securities sold in current year	—	—	—	—	29
Total	5,484	$19,423	$19,096	$(327)	$486

At December 31, 2025
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	13	$30	$17	$(13)	$1
Fair valued at 70% to less than 100% of amortized cost	2,584	8,244	7,860	(384)	311
Fair valued at 100% and above of amortized cost	2,761	10,178	10,394	216	440
Investment income on securities sold in current year	—	—	—	—	126
Total	5,358	$18,452	$18,271	$(181)	$878

See our 2025 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 54.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Second-Quarter 2026 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2026. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 1,849,445 shares available for purchase under our programs at June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2026	—	—	—	3,176,650
May 1-31, 2026	889,801	$163.51	889,801	2,286,849
June 1-30, 2026	437,404	158.70	437,404	1,849,445
Totals	1,327,205	161.93	1,327,205

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (as of May 5, 2026)
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

Cincinnati Financial Corporation Second-Quarter 2026 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 27, 2026

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2026 10-Q